Form 10KSB
period 1999-12-31
NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORP
filed 2000-04-13
CIK 815747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

                             SECURITIES ACT OF 1934

                     For the period ended December 31, 1999
                         Commission file number 0-25665


               NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORPORATION
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



        Nevada                                                 31-1194531
---------------------------                                   -------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or                                         Identification No.)
organization)

  210 Water Street, Baltimore, Ohio                                43105
-----------------------------------                             -----------
(Address of principal executive offices)                         (Zip Code)

Issuer's Telephone number:   (740) 862-6300
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         Common Stock                 N/A
         ------------                 -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $ 0.00

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         National Fruit and Vegetable Technology Corporation (the "Company" or the "Registrant") is a Nevada corporation which was originally incorporated on December 19, 1986. The Company was authorized to issue an aggregate of 500,000,000 shares of capital stock with a par value of $0.001 per share.

         The Company is the successor to National Veg-Tec Corporation, a Nevada corporation, incorporated in September of 1983. Extensive research and development prior to the time National Veg-Tec Corporation was organized was carried on by an unincorporated joint venture consisting primarily of National Veg-Tech Corporation's original and majority shareholders. At the time National Veg-Tec Corporation was formed, it exchanged 6,941,398 shares of its $0.01 par value common stock valued at $3.00 per share for certain property, equipment and related technology owned by the unincorporated joint venture.

         During 1986, National Veg-Tec Corporation acquired all of the assets of Veg-Tec Corporation, an Ohio corporation incorporated in March of 1985, which was an affiliated entity under common control and similar ownership, by exchanging 3,506,384 shares of its $0.001 par value common stock for all of the issued and outstanding $0.01 par value common stock of Veg-Tec Corporation.

         On March 2, 1987, the Company acquired National Veg-Tec Corporation, by exchanging all of the outstanding shares of National Veg-Tec Corporation's common stock on a one-for-one basis for 49,346,828 shares of National Fruit and Vegetable Technology Corporation. As part of this transaction the company increased the number of authorized shares to 10,000,000,000.

         As of December 31, 1999, 83,452,400 shares of the Company's authorized shares of common stock were issued and outstanding.

         To management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceedings.

         The Company maintains offices at 210 Water Street, Baltimore, Ohio 43105. The Company substantially owns all of its equipment.

(b)      Business of the Issuer

         During the last three years, and since its inception, the Company has operated in a development stage. The Company was established to market a variety of vegetables and fruits processed with a proprietary, state-of-the-art industrial microwave oven system which the Company has developed. The Company's operations to date have focused on the development of this oven and the food processing facilities which accompany the oven. The Company currently uses a 684 foot oven system which represents the culmination of 22 years of research, design and development efforts. This system is designed to operate continuously, 365 days a year, and has the capacity to process a wide variety of fruit and vegetables into convenient, nutritional and economical products without the use of any additives.

         The Company's oven is used to heat and cook fruits and vegetables. The oven uses microwave energy, a component of the electromagnetic spectrum which includes gamma and x- rays, as well as ultraviolet, visible light, infrared and sound wages. Microwaves are very short sound waves measuring from one to 100 centimeters. Radio waves, by contrast, are measured in lengths from three feet to many miles. The oven uses a device known as a magnetron to create microwave energy by transforming electrical energy into electromagnetic energy. This microwave energy broadcast into a microwave oven is absorbed readily by the water molecules in the food passing though the oven, causing the molecules to vibrate rapidly. This rapid vibration generates friction which in turn generates heat and cooks the food.

         The Company's processing technology is intended to match the ever increasing consumer demand for fresh, highly nutritious, healthful foods, free of artificial additives and preservatives. The Company has undertaken numerous taste tests of a variety of fruit and vegetable products processed in its oven system for comparison with traditional processed food products, with favorable results.

         Initially, the Company will market potato products to restaurants, fast-food restaurant chains, public school systems, hotels, colleges and universities, airlines, the military and correctional institutions. The Company intends to distribute its products through food distributors that supply restaurants and small supermarkets, and directly to large supermarket chains as well.

         To date, the Company has spent all of its efforts on the research and development of its processing systems. The Company has not operated as a commercial producer of food products as of the date of this filing.

(1)      Principal Products

         As stated above, the Company will market potato products to restaurants, fast-food restaurant chains, public school systems, hotels, colleges and universities, airlines, the military and correctional institutions. The Company's principal products will be:

                  (a) Baked potatoes in two varieties--peeled and unpeeled;

                  (b) Mashed  potatoes  in  three   (3)  varieties--with  skins,
                      without skins and lumpy;

                  (c) French fries made from potatoes in two (2) varieties--with skins and without skins;

                  (d) Baked sweet potatoes; and

                  (e) Sweet potato fries.

         Potatoes will be purchased directly from potato growers. Semi-trailer truckloads will be delivered to the Company's processing plant where the raw material will be weighed and then dumped into a large vat of agitating water to remove sand, soil and stones, which generally accounts for 3% to 4% of each load of raw product delivered. The Company recovers the sand, soil and stones and reuses those items rather than treating them as waste. Sand and soil is bagged and will be sold to garden shops. The Company has sold such bagged sand and soil generated during the testing of its processing facilities and will continue that practice in the future during production. The Company uses the reclaimed stones as gravel for the roads on the Company's property and will continue to do so.

         Once the potatoes are initially washed, they are inspected for damage and then washed again to remove any remaining dirt. Potatoes then are roller-sized and inspected for damage, blemishes and irregular shape. Damaged and blemished potatoes will be used for cattle feed. Misshapen potatoes will be processed as mashed potatoes, small "B"-sized potatoes will be processed as sliced potatoes, and jumbo-size potatoes will be analyzed electronically to determine exact weight and size, and scanned internally for hollow-heart defects. These potatoes will then be processed with the microwave oven system into baked potatoes, or fresh packed in 5 or 10-pound consumer packs, or 50-pound cartons for the food service industry. Upon exiting the oven, products will be refrigerated or frozen, bagged, boxed and placed on pallets for shipment.

         Appropriately sized potatoes will be made into french fries. The Company has equipment in place which will produce french fries of relatively uniform sizes as desired by buyers of the Company's products.

(2)      Distribution Methods

         The Company initially intends to develop a major presence in the local food industry market by offering convenient, high-quality, nutritious and flavorful products at competitive prices. The Company intends that its sales force, which is not yet in place, will initially target restaurants, fast-food chains, hotels, public school systems, institutions of higher education, airlines, the military and correctional institutions. Products will be shipped in semi-truckload quantities. Also, the Company intends to use a brand name in the marketing of its products. In this regard, products produced by the Company in its testing operations have received favorable reviews from the American Heart Association. The Company has received permission to use the American Heart Association's logo on the packaging for the Company's potato products.

         The Company has no experience in sales, marketing or distribution. The Company intends to market and sell certain products directly in the United States and Canada. To do so, the Company must develop a substantial sales force with technical expertise. The Company has not yet developed a marketing organization capable of attaining significant sales. Whether it can do so in the future will depend upon the Company's ability to hire and retain skilled direct sales personnel who have experience in the fruit and vegetable processing industry.

(3)      Status of Publicly Announced New Products or Services

         To date, the Company has not announced the availability of its services or products.

(4)      Competition

         The Company faces well-established and well-funded competition. The food industry is highly competitive and is characterized by the frequent introduction of new products accompanied by substantial promotional campaigns.

         Among the Company's competitors are established, conventional fruit and vegetable processors with extensive product development capacity, marketing staffs and organizations, and financial resources greatly in excess of that available to the Company. Conventional fruit and vegetable processors dominate the market. Management is confident that the Company will be able to compete effectively on the basis of superior product quality and relatively low production costs attributable to the Company's highly efficient microwave oven system. Competitors generally use traditional methods of heating fruits and vegetables such as boiling the product in water, steaming the product, heating it in convection ovens as in hot oil.

         Management has visited and studied the major growing regions in the United States and considers the grower-packer their largest competitor. Grower-packers are the main distributors and shippers of fresh produce in the

United States. Large grower-packers ship up to 5,000 truckloads of produce a year, while smaller grower- packers ship between 100 to 500 truckloads per year. The Company will compete directly with the grower-packers and add value for the consumer by greatly reducing the preparation time associated with most fruit and vegetable products.

         Management believes that the Company's unique capability to offer large volumes of prepared fruit and vegetable products that are fresh, nutritious, economical and convenient to the consumer will make the Company a viable competitor in the food processing industry. Company products will be differentiated from those of the competition on the basis of taste, appearance and quality at competitive price points.

(5)      Sources  of  Raw  Materials  and  Suppliers  and  Dependence  on  Major
         Customers

         The Company will specialize in the processing of fresh fruits and vegetables. Therefore, the Company will be dependent upon a ready supply of fruits and vegetables. Should the Company have any difficulty in obtaining fresh fruits and vegetables as required in their operations, the Company could be materially and adversely affected. While management believes that there are numerous alternative suppliers (farmers) for the fruits and vegetables purchased by the Company, the loss of a supplier could disrupt the Company's operations.

         The Company will purchase a significant number of items from single suppliers--for example, packaging supplies. While the Company believes that alternatives to these suppliers and manufacturers are readily available, the time to effect a change could adversely impact the Company's business in the short term should a change become necessary.

         The Company will use in-house produce buyers to purchase potatoes directly from growers at open-market prices, which historically range between $4.00 to $8.00 per hundred weight. The size, weight, shape, quality and appearance of raw materials will be determined upon delivery to the plant for final determination of the purchase price.

         Factors which determine the availability and price of potatoes, and most agricultural products, include weather conditions, acreage under cultivation, crop failures, plant diseases, floods, freezing and overall agricultural conditions.

         Potatoes are readily available year round due to large modern potato storage facilities, of which there is an abundance within close proximity to the Company's plant. This will obviate the necessity of the Company building storage facilities and will minimize raw material inventory needs.

(6)      Patents, Trademarks, Licenses, etc.

         The Company intends to apply for numerous United States and International patents, trademarks and copyrights in connection with certain of its products and technology. The Company currently has no patents, trademarks or copyrights. Although these types of intellectual property protection may have value, the Company believes that other factors, such as product innovations, are of more significance in the Company's industry. The Company attempts to avoid infringing patents of others by monitoring on a regular basis patents issued with respect to food processing equipment. The Company intends to license rights in connection with the development and marketing of certain of its products. These agreements generally require the Company licenser to pay a royalty based on product sales.

         The Company believes that its proprietary products provide it with a key competitive advantage, but patent protection generally cannot be obtained for most of its products. The Company attempts to minimize unauthorized copying of these products by a variety of methods, however, there can be no assurance that unauthorized copying will not occur. The Company attempts, and will continue to attempt, to protect its proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and certain other persons who have access to its proprietary materials and processes, or who have licensing or research agreements with the Company.

         The Company has not applied for any patents on its industrial microwave technology to date. However, the Company has developed certain technologies which it believes to be proprietary. Were feasible, management intends to make a number of patent applications for protection on certain of the Company's rights relating to its automated fruit and vegetable processing plant and to its industrial microwave oven technology. The Company also intends to consider application for additional patents relating to other food processing equipment.

         The Company intends to continue to seek patent protection with respect to those advances to its process resulting from its research and development efforts.

         The Company intends to rely on a combination of trade secrets, patents, trademark laws, license agreements and technical measures to protect its rights with respect to its industrial microwave oven technology. No assurance can be given that these measure will protect the Company's rights.

(7) Governmental Approval, Effect of Governmental Regulation and Costs and Effects of Compliance with Environmental Laws

         The Company is subject to regulation by federal, state and local governmental authorities. These include: the EPA for environmental impact and, in particular, sanitary discharge; OSHA for equipment and work area safety; FDA for labeling, sanitary conditions and product contamination; USDA for grading a food inspection; state government for building codes; and local government for building codes and property zoning. The Company's operations are subject to a variety of other federal, state and local laws, such as labor, insurance, transportation and wage regulations. Compliance with all such regulations may be time-consuming and expensive and may cause delays in the ability of the Company to commence operation of the Company's fruit and vegetable processing plant.

         The Company has been approved with all the necessary permits, including all city, county, state and federal approval processes necessary to operate a food facility in the State of Ohio.

         The handling, transportation and disposal of potato wastes expose the Company to certain risks under applicable environmental laws and regulations. Although management of the Company believes its operations will be conducted in substantial compliance with, and intends to minimize its liability risk under, such laws and regulations, there can be no assurance that liability will not attach in the future due to stricter laws and regulations, stricter enforcement thereof or other currently unforeseen or unknown events. In addition, there can be no assurance that substantial costs for compliance with such laws and regulations will not be incurred in the future. Nonetheless, the Company has made every effort to reduce wastes from its processing facilities. Sand, soil and stones washed from raw product is collected and either sold or used at the Company's facilities. Potato starch produced during processing is collected and sold as well. Potato peelings and waste potatoes are disposed of as cattle feed and/or as fertilizer.

         Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid wastes. The Company cannot predict with any certainty its future capital expenditure requirements for environmental compliance because of constantly changing standards and technology. In addition, the Company may incur liabilities in the future to regulatory agencies or private individuals for alleged environmental damage associated with waste disposal or waste material handling practices in operation of the Company's business. The Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

         The Company's microwave oven system has been designed and constructed to ensure the safety of those working with and around equipment. Devices continuously monitor the system, and immediately shut it down and alert the operator in the unlikely event of a system malfunction. Management is confident that its plant and technology will comply with all applicable OSHA and FCC regulations. The Company's food products will comply with all relevant USDA and FDA regulations. The entire plant facility has met all USDA, FDA, EPA, FDD and Board of Health regulations with full approval for operation.

         Management believes that it has taken into consideration all of the regulatory requirements of the Health and Safety Act of 1968. However, there is no assurance that in the future the plant may be shut down by various government regulatory agencies due to the Company's inability to comply in a timely manner to existing regulations.

         In one area, governmental regulation may have a positive impact on the Company's business. The Ohio Legislature enacted the "Buy Ohio Program", which requires all 185 state agencies to give preferential treatment to manufacturers of food products based in Ohio when making purchases. The State of Ohio annually awards contracts for the purchase of food products totaling $400 million. There are at present no potato processing plants located in Ohio. Educational and correctional institutions, as well as the military will, therefore, constitute a highly attractive initial client base. The state typically pays for food products upon delivery or within 10 days.

(8)      Research and Development in the Last Two Years

         Management of the Company has spent all of its time and efforts during the last two (2) years, and for all of its existence, on the research and development of its food processing systems and acquisition of facilities and equipment. Such research and development has focused upon the development of the Company's microwave oven, but also has included the development of conveyor systems and automation which rapidly processes raw products with a minimum of damage and loss of the products. Although research and development will be an ongoing process, management believes that the Company's research and development since the Company's inception has produced an effective fruit and vegetable processing system. Management also believes that the efforts in acquiring facilities and equipment have been successful and that the Company is ready to begin production.

(9)      Employees

         As of December 31, 1999, the Company had eleven (11) full-time employees, one (1) part- time employee and nine (9) contract consultants. None of the Company's employees or independent contractors is subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

(c)      Reports to Security Holders

         Prior to filing its Form 10-SB, the Company has not been required to deliver annual reports. To the extent that the Company is required to deliver annual report to security holders thought its status as reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.

         Prior to the filing of its Form 10-SB, the Company has not filed reports with the Securities and Exchange Commission. Now that the Company has become a reporting company, management anticipates that Forms 3, 4, 5, 10K-SB, 10Q-SB, 8-K and Schedules 13D along with appropriate proxy materials will have to be filed as they come due. If the Company issues additional shares, the Company may file additional registration statements for those shares.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

--------------------------------------------------------------------------------
ITEM 3.           DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(a) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company owns its 150,000 square foot plant situated on 13 acres of land in Baltimore, Ohio. The Company owns the land in fee simple title. The property is paid in full with no mortgages or liens The one-level, open-floor system results in energy savings and reduced product damage and is easy to expand, maintain and fireproof. The ceiling, floors and walls are being brought to USDA and FDA standards for the processing of fruit and vegetables. The plant will accommodate four complete microwave oven systems, has 15 loading docks, a water system capable of delivering 2,000 gallons of water per minute, and an 8,000 square foot office space. The renovations and adaptations required to bring the Company's plant into compliance with all necessary regulations and to prepare it for production have been substantially completed.

         The Company's plant is located approximately 19 miles southeast of Columbus in Baltimore, Ohio within an 8-hour drive of a market that consumes over 26 million pounds of produce per day. The facility is just 6 miles south of a major interstate highway, affording easy access for delivery and shipment of raw materials and finished product by truck. The plant is also centrally located to a large supply of raw fruit and vegetables and management has close contacts with a significant number of growers in the region.

         In addition to the Company's 150,000 square foot plant, it has a 150,000 cubic foot freezer. The processing plant is electrically new throughout with an additional 2,000 AMP service, new plumbing, air, steam well water and city water line, all new drains and new floors. The entire facility has met all USDA, FDA, EPA, FDD and Board of Health regulations with full approval for operation. The plant is fully automated with the newest Allan Bradley Technology.

         The 8,000 square foot office space has been remodeled with a conference room, marketing and sales rooms, employees training room, new men's and women's bathrooms, kitchen, break room and 12 offices.

         It is management's opinion that the Company's property is adequately covered by insurance.

(b)      Investment Policies

         The Company's plan of operations is focused on the continued development of the food processing systems described in Item 1 of this Part. Accordingly, the Company has no particular policy regarding each of the following types of investments:

         1.       Investments in real estate or interest in real estate;

         2.       Investments in real estate mortgages; or,

         3. Securities of or interests in persons primarily engaged in real estate activities.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         The company did not submit any matter to its shareholders during the last quarter of 1999.


PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

         The common stock of the Company currently is not trading on any exchange. Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. "NASD") known as the Bulletin Board.

         There has been no market for the Company's stock in the last two years. Accordingly, the Company has no range of high and low bid prices for the Company's common stock to report.

Holders:

         There were approximately 1,254 holders of record of the Company's common stock as of December 31, 1999.

Dividends:

         The Company has never paid cash dividends on its stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         The Company has not received revenues from operation during the two-year period immediately preceding the filing of this Form 10-KSB.

Plan of Operation

         During 2000, the Company plans to continue to focus on efforts opening its potato processing operations. The Company's product research and development programs have been completed for purposes of the next twelve months of operations. Management believes that its physical facilities are complete and ready to operate.

         During the end of the first quarter and the beginning of the second quarter of 2000, management of the Company intends to expand its sales procedures and hire a sales staff. In this regard, management of the Company anticipates that the computer equipment which it has recently purchased will be used to track purchasers of raw products and sales of processed products. Management of the Company anticipates hiring approximately 32 individuals to serve as clerical and operations staff and eight (8) individuals to work as sales staff. Management has completed a test product program and expect to deliver and invoice product to restaurant customers during the second quarter of 2000.

         At the same time, management of the Company anticipates expanding processing operations. Such operations will require additional personnel to work in the Company's product control laboratory and man the Company's processing and storage facilities. Management of the Company anticipates operating its facilities with a total of approximately 40 people, which includes sales, production and administrative personnel.

         Management of the Company intends to fund initial operations in the second quarter of 2000 with cash on hand. If additional cash is required, the Company will obtain such cash either through conventional financing and/or a private offering of the Company's securities. Given the fact that the Company's facilities and equipment are unencumbered, management believes that traditional financing will be available. Also, management believes that it has had strong shareholder support for its operations and that any additional cash necessary to commence operations will be available through a private offering of the Company's securities. Once operations are under way, management of the Company intends to add staff, equipment and continued research and development with revenues generated from sales. Once the Company's facilities are in full commercial production, management believes that it can satisfy the Company's cash requirements for the next 12 months without additional funds based upon its revenues from sales.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                        [ICKERT & COMPANY LLC LETTERHEAD]



To the Board of Directors

National Fruit and Vegetable Technology Corporation:

We have audited the accompanying balance sheets of National Fruit and Vegetable Technology Corporation (a Nevada Development Stage Corporation) as of December 31, 1999 and 1998, and the related statements of loss and accumulated deficit, shareholders' equity, and cash flows for the years then ended and for the period from September 14, 1983 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Fruit and Vegetable Technology Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has been in the development stage since its inception on September 14, 1983. Realization of a major portion of the assets is dependent on the Company's ability to obtain adequate funding and commence operations on a profitable basis. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. To date, the Company has been able to raise equity capital to continue construction. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

March 21, 2000
Columbus, Ohio.                                      /s/Ickert & Company LLC
                                                     -----------------------
                                                     Ickert & Company LLC


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                                 Balance Sheets
                        As of December 31, 1999 and 1998

                                                                                   1999                 1998

----------------------------------------------------------------------------------------------------------------
                                     Assets
----------------------------------------------------------------------------------------------------------------

Current assets

      Cash                                                                 $       717,900      $       349,700

      Prepaid expenses                                                               3,800                3,800

----------------------------------------------------------------------------------------------------------------
                                                                                   721,700              353,500
----------------------------------------------------------------------------------------------------------------

Property & equipment                                                            14,181,500           13,170,600

      Accumulated depreciation                                                    -809,900             -695,800

----------------------------------------------------------------------------------------------------------------
                                                                                13,371,600           12,474,800
----------------------------------------------------------------------------------------------------------------
              Total assets                                                 $    14,093,300      $    12,828,300
================================================================================================================


----------------------------------------------------------------------------------------------------------------
                       Liabilities & Shareholders' Equity
----------------------------------------------------------------------------------------------------------------

Current liabilities

      Current portion of long-term debt                                    $        26,900      $        57,900

      Current portion of notes payable to shareholder                              400,000              250,000

      Accounts payable                                                              99,900              130,700

      Accounts payable - related party                                             488,000              332,500

      Accrued expenses                                                             256,400              134,200

----------------------------------------------------------------------------------------------------------------
                                                                                 1,271,200              905,300
----------------------------------------------------------------------------------------------------------------

Long-term obligations

      Long-term debt                                                                     0                3,000

      Capital leases                                                                35,100               67,900

      Notes payable to shareholder                                                       0              150,000

----------------------------------------------------------------------------------------------------------------
                                                                                    35,100              220,900
----------------------------------------------------------------------------------------------------------------

Shareholders' equity

      Common stock                                                                  83,500               79,200

      Additional paid-in capital                                                20,485,100           18,370,900

      Deficit accumulated during the development stage                          -7,781,600           -6,748,000
----------------------------------------------------------------------------------------------------------------
                                                                                12,787,000           11,702,100
----------------------------------------------------------------------------------------------------------------
              Total liabilities & shareholders' equity                     $    14,093,300      $    12,828,300
================================================================================================================

   The accompanying notes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                   Statements of Loss and Accumulated Deficit
                For the periods ended December 31, 1999 and 1998

                                                                                     Cumulative
                                                                                       During
                                                                                     Development
                                                               1999          1998       Stage
-----------------------------------------------------------------------------------------------
Costs and expenses

     General and administrative                            $  847,100   $  509,300   $5,209,800

     Depreciation and amortization                            114,100      132,900    1,325,700

     Research and development                                    --           --        297,100

     Loss on property disposal                                   --           --        717,800
-----------------------------------------------------------------------------------------------
            Loss from operations                              961,200      642,200    7,550,400
-----------------------------------------------------------------------------------------------

Other income (expense)

     Interest income                                             --           --         83,900

     Interest expense                                         -72,400      -33,600     -309,100

     Gain (loss) on sale of assets                               --        -13,400       -6,000

-----------------------------------------------------------------------------------------------
     Net loss                                               1,033,600      689,200    7,781,600
-----------------------------------------------------------------------------------------------
Accumulated deficit -- Beginning of period                  6,748,000    6,058,800         --
-----------------------------------------------------------------------------------------------

Accumulated deficit -- End of period                       $7,781,600   $6,748,000   $7,781,600
===============================================================================================

         Loss per common share
              (Basic and fully diluted)                       $ 0.013      $ 0.009       $ 0.17
                                                              =======      =======       ======

   The accompanying notes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                       Statements of Shareholders' Equity
                For the periods ended December 31, 1999 and 1998

                                                                  Common Stock
                                                           (par value $ .001 per share)   Additional      Accumulated
                                                                Shares       Amount     Paid-in Capital     Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------

Stock issued at inception (September 14, 1983)            6,941,400   $    69,400     $   847,200       $        0     $   916,600

Stock issued in exchange for cash, other assets
     or expenses through November 17, 1986
     at $3.00 per share                                     709,900         7,100       2,122,700           --           2,129,800

Stock issued November 17, 1986
     six-for-one split to adjust share price
     to $ .50 per share                                  38,255,500        82,600        -382,600           --                   0

Adjustment to reflect change in par value
     to $ .001 per share                                       --          13,200         413,200           --                   0

Stock issued to acquire assets of
     Veg-Tec Corporation during 1986                      3,506,400         3,500         499,700                          503,200

Stockissued in exchange for cash,
     other assets or expenses  from November
     18, 1986 through December 31,
     1997 at $ .50 per share

     (net of redemptions)                                26,588,400        26,600      13,267,000           --          13,293,600

Net loss through December 31, 1997                             --            --            --           -6,058,800      -6,058,800

-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                                76,001,600        76,000      16,767,200       -6,058,800      10,784,400
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued in exchange for cash, other assets
     or expenses during 1998
     at $ .50 per share (net of redemptions)              3,213,900         3,200       1,603,700           --           1,606,900

Net loss for the year ended December 31, 1997                  --            --            --             -689,200        -689,200

-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                                79,215,500        79,200      18,370,900       -6,748,000      11,702,100
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued in exchange for cash, other assets
     or expenses during 1999
     at $ .50 per share (net of redemptions)              4,236,900         4,300       2,114,200           --           2,118,500

Net loss for the year ended December 31, 1999                  --            --            --           -1,033,600      -1,033,600


Balance December 31, 1998                                83,452,400   $    83,500     $20,485,100     $ -7,781,600     $12,787,000
-----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                            Statements of Cash Flows
                For the periods ended December 31, 1999 and 1998
                                                                                                         Cumulative
                                                                                                           During
                                                                                                        Development
                                                                    1999               1998                Stage
     ------------------------------------------------------------------------------------------------------------------

     Cash flows from operating activities

          Net loss                                             $    -1,033,600     $     -689,200     $     -7,781,600
          Adjustments to reconcile net loss to net cash
               used in operating activities:
                  Depreciation and amortization                        114,100            132,900            1,325,700
                  Loss on sale of equipment                             -                  13,400                6,000
                  Loss on property disposal                             -                   -                  717,800
                  Common stock issued for operating expenses            25,000              2,000              311,100
                  Sources (uses) of cash from change in:
                      Deposits                                          -                   9,500               -3,800
                      Accounts payable                                 -30,800              2,700               99,900
                      Accounts payable - related party                 155,500            132,900              488,000
                      Accrued expenses                                  53,200             -1,400              187,200
                      Other                                              1,700              -                   53,500

     ------------------------------------------------------------------------------------------------------------------
                         Net cash used in operating activities        -714,900           -397,200           -4,596,200
     ------------------------------------------------------------------------------------------------------------------

     Cash flows  from investing activities

          Purchases of property and equipment                         -979,400         -1,480,800          -12,027,400
          Sale of property and equipment                                -                   -                  219,200

     ------------------------------------------------------------------------------------------------------------------

                         Net cash used in investing activities        -979,400         -1,480,800          -11,808,200
     ------------------------------------------------------------------------------------------------------------------

     Cash flows from financing activities

          Proceeds from issuance of long-term debt                      -                   -                1,112,100
          Principal payments on long-term debt                          -9,000           -131,000             -690,000
          Proceeds from notes payable to shareholder                   125,000            200,000              650,000
          Principal payments on notes payable to shareholder           -50,000              -                 -175,000
          Proceeds from capital leases                                  -                   -                   90,700
          Principal payments on capital leases                         -22,000            -67,000             -164,100
          Proceeds from issuance of common stock                     2,058,500          1,606,900           16,585,100
          Redemption of common stock                                   -40,000            -14,500             -286,500

     ------------------------------------------------------------------------------------------------------------------

                         Net cash provided by financing activities   2,062,500          1,594,400           17,122,300
     ------------------------------------------------------------------------------------------------------------------

     Increase (decrease) in cash                                       368,200           -283,600              717,900

     Cash -- Beginning of period                                       349,700            633,300               -

     ------------------------------------------------------------------------------------------------------------------

     Cash -- End of period                                     $       717,900     $      349,700     $        717,900
     ==================================================================================================================

   The accompanying notes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 1999 and 1998

         Note 1.  Business Organization

         National Fruit and Vegetable Technology Corporation (Company) was incorporated in Nevada in December, 1986. The Company was formed to develop a high-speed, high-powered microwave oven capable of processing fruits and vegetables. The Company's products will be sold to customers in both wholesale food processing and the food service industries. Initially, the Company intends to process baked and french fried potatoes. As the business develops, it intends to branch out into other fruits and vegetables using the microwave technology developed in
         processing  potatoes.   The  Company  has  not  begun  food  processing
         operations as of the date of these financial statements and has not generated any revenues from food processing operations.

         National Fruit and Vegetable Technology Corporation is the successor to National Veg-Tec Corporation (Veg-Tec). National Veg-Tec Corporation was incorporated in 1983. On March 2, 1987, National Fruit and Vegetable Technology Corporation acquired National Veg-Tec Corporation by exchanging all of the common shares of National Fruit and Vegetable Technology Corporation's stock (49,346,800 shares) on a one-for-one basis for National Veg-Tec Corporation's stock. As a result of the exchange, the financial statements are presented as if National Fruit and Vegetable Technology Corporation had been in existence since the inception of Veg-Tec, its predecessor. Veg-Tec was incorporated in September, 1983.

         Veg-Tec was formed by exchanging stock for property, equipment and technology owned by an unincorporated joint venture. The joint venture carried on extensive research and development in microwave technology and was operated by the Company's majority shareholders. The assets transferred to Veg-Tec were valued at the original shareholders' historical cost, and consisted of:

            Microwave oven technology and
               related food processing equipment        $        297,000
            Machinery & equipment                                246,200
            Vehicles                                             256,800
            Other assets                                         116,600
                                                          ---------------
                                                        $        916,600
                                                          ===============

              National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         Note 2.  Acquisition

         In 1986, the Company acquired Veg-Tec Corporation, an Ohio corporation, by exchanging 3,506,400 shares of common stock for all the issued and outstanding stock of Veg-Tec Corporation. The purchase price was $503,200 for a note receivable and technology related to a browning oven. The shareholders of Veg-Tec Corporation are also the principal shareholders of the Company. The assets acquired were valued at the shareholders' historical cost. The transaction was accounted for as a combination of entities under common control.

         Note 3.  Summary of Significant Accounting Policies

         Development Stage Corporation -- The Company has not started regular operations and has no product sales to date. All noncapitalizable expenses have been charged to operations in the period they were incurred.

         Employee Benefits -- The Company has no employee benefit or pension plans.

         Research and Development -- Research and development costs are primarily related to oven testing and integration of related equipment. These costs are charged to operations in the period incurred. Research and development costs have totaled $297,100 since inception of the Company.

         Cash Equivalents -- For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         Income Taxes -- Because the Company has not commenced planned food processing operations, no federal or local income tax or county property tax returns have been filed.

         Concentration of Credit Risk -- The Company maintains bank accounts at local banks. In some instances, the balances may exceed the federally insured limit for an individual account.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.


         Supplemental cash flow disclosures -- The Company paid $47,400 and $33,600 for interest in 1999 and 1998, respectively.

         The Company acquired $31,500 of property and equipment in 1999 and $40,600 in 1998 in exchange for stock.

         During 1999, the Company issued 50,000 common shares in payment of interest on a loan from a shareholder. During 1998, 3,900 shares were issued in lieu of cash in payment for certain administrative expenses.

         The Company financed $72,900 of vehicles and equipment through capital leases in 1998. No new lease transactions were entered into during 1999.

         Note 4.  Property and Equipment

         As of December 31, 1999 and 1998, property and equipment can be summarized as follows on a restated basis:

                                                        Construction

                                     In Service          in Progress            Total                  Total
                                     at 12/31/99         at 12/31/99         at 12/31/99            at 12/31/98
                                   ----------------   ------------------  ------------------     ------------------
    Land                        $          222,800 $          --        $           222,800   $            191,300
    Buildings                              125,000            2,715,100           2,840,100              2,520,100
    Microwave oven                        --                  1,020,900           1,020,900                924,000
    Processing equipment                  --                  7,377,500           7,377,500              7,106,500
    Machinery                              882,800            1,126,300           2,009,100              1,713,300
    Vehicles                               157,400              553,700             711,100                715,400
                                   ----------------   ------------------  ------------------     ------------------
                                         1,388,000           12,793,500          14,181,500             13,170,600
                                   ----------------   ------------------  ------------------     ------------------
    Depreciation                          (809,900)           --                   (809,900)              (695,800)
                                   ----------------   ------------------  ------------------     ------------------
                                $          578,100 $         12,793,500 $        13,371,600   $         12,474,800
                                   ================   ==================  ==================     ==================

              National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         Amounts shown as construction in progress represent the Company's food processing plant and the related food processing equipment. The plant is located in Baltimore, Ohio, and is under construction at December
         31, 1999. For financial reporting purposes depreciation is computed using the straight-line method over the useful lives of the assets. Useful lives generally range from three to ten years. For income tax purposes depreciation will be provided using MACRS and straight-line methods.

         Note 5.  Long-term Debt

         Long-term debt consists of the following as of December 31, 1999:

          Unsecured debt                              $           3,000
          Less: amounts due within one year                     (3,000)
                                                          --------------
               Net long-term debt                     $               0
                                                          ==============

         The unsecured debt is due in April, 2000. Payments are due monthly, with no stated interest rate.

         Note 6.  Notes Payable to Shareholder

         The Company had the following notes payable to a shareholder at December 31, 1999:

       Note payable due May, 1999                    $         50,000
       Note payable due May, 1999                             100,000
       Note payable due October, 1999                          50,000
       Note payable due October, 1999                          50,000
       Note payable due February, 2000                         50,000
       Note payable due November, 2000                        100,000
                                                        --------------
         Total notes payable to shareholder          $        400,000
                                                        ==============
                                      F-9

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         The shareholder notes are all unsecured and bear interest at the rate of 11%. The $50,000 note due May, 1999 is personally guaranteed by the officers of the Company. Interest expense related to these notes totaled $44,000 in 1999. Interest is to be paid to the shareholder with common stock of the Company at the rate of $.50 per share. As of December 31, 1999, interest expense has been accrued but the shares have yet to be issued.

         Under the terms of each note, the shareholder may choose to take principal payments in cash or 50% in cash and 50% in the Company's common stock. If the stock payment option were chosen for the entire amount payable, the shareholder would receive $200,000 and 400,000 shares of common stock.

         Note 7.  Accounting for Income Taxes

         The  Company  has  incurred  tax  net   operating   losses  during  its
         development period of approximately $7,800,000. No tax benefit for those losses has been recorded in the accompanying financial statements, as the Company's history of operating losses make it uncertain that the benefit will ultimately be recognized. This method of accounting for income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         As the Company has not commenced planned food processing operations, no federal or local income tax returns or county property tax returns have been filed.ational Fruit and Vegetable Technology Corporation

         Note 8.  Operating Lease

         The Company leases equipment under a non-cancelable operating lease that expires in August, 2000. Rent expense under the agreement was $8,700 for 1999 and 1998. Payments under the lease are guaranteed personally by an officer of the Corporation.

         Future minimum rental payments on the operating lease are as follows:

                           2000                        $             5,100
                                                          ================

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         Note 9.  Capital Leases

         The Company leases equipment under lease agreements expiring on various dates through 2002. The leases are capital leases with the Company owning the assets outright at the end of the lease terms.

         At December 31, 1999, future minimum lease payments for all leases, and the minimum payments for those leases were as follows:

                         2000                                                                $         27,700
                         2001                                                                          21,300
                         2002                                                                          12,100
                         2003                                                                           2,600
                        thereafter                                                                    -
                                                                                                --------------
                             Total minimum lease payments                                              63,700
                         Less: interest portion                                                       (4,700)
                                                                                                --------------
                         Present value of net minimum lease payments                                   59,000
                         Less: current portion                                                       (23,900)
                                                                                                --------------
                           Net long-term lease liability                                     $         35,100
                                                                                                ==============
         At December 31, 1999, assets under capital leases were as follows:

                        Food processing equipment                                            $         54,400
                        Machinery and equipment                                                        74,000
                                                                                                 -------------
                        Less: Accumulated depreciation                                               (47,600)
                                                                                                 -------------
                        Net assets under capital lease                                       $         80,800
                                                                                                 =============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         Note 10.  Related Party Transactions

         The Company rents a storage facility owned by an entitiy controlled by the officers and principal shareholders of the Corporation. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $200,000 in 1999 and 1998. Management has determined that the rental rates charged do not exceed fair market rates for this geographic area. As of December 31, 1999 and 1998, this related entity has a balance due from the Company of $488,000 and $332,500, respectively.

         From time to time, the Company has borrowed funds from various shareholders. At December 31, 1999 and 1998, a total of $403,000 and $415,000 was due to various shareholders. Interest expense incurred on this indebtedness amounted to $44,000 and $27,200 respectively in 1999 and 1998.

         Note 11.  Going Concern

         The Company has been in the development stage since its inception on September 14, 1983. To date, the Company has not begun food processing operations and has not generated revenues. The accompanying financial statements have been prepared assuming the Company will be able to operate profitably. Realization of a major portion of the assets is dependent on the Company's ability to place the microwave oven system into operation on a profitable basis, the outcome of which cannot be determined at this time. As of December 31, 1999, the Company needed to raise additional funding to complete the construction of its Baltimore plant and provide working capital to initiate operations. To date the Company has been able to raise equity capital for construction. Management's plans include an equity offering to raise additional capital. Management is of the opinion that adequate equity funding can be obtained to begin operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Note 12.  Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

--------------------------------------------------------------------------------
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. The Company's independent accountants are Ickert & Company LLC., Certified Public Accountants, 42 East Gay Street, Suite 1515, Columbus, Ohio 43215.

PART III

--------------------------------------------------------------------------------
ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

(a)      Directors and Executive Officers

         As of February 22, 1999, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                        Period Served As
Name                    Age       Position              Officer/Director*
--------                ---       --------------        ------------------

Richard J. Cashman II   48        Chairman of the      9-15-83 to present
                                  Board

Daniel K. Cashman       38        President and        9-15-83 to present
                                  Director

Mitch Adams             40        Vice President       9-20-96 to present
                                  Of Engineering
                                  and Director

Tom Ranier              44        Secretary,           12-19-86 to present
                                  Treasurer and
                                  Director

Tom Heilman             44        Director             9-20-96 to present

Doug Katterhenry        56        Director             9-20-96 to present

Patrick D. Maguire      47        Director             1992 to present

Clifton K. Merriam      54        Director             1992 to present

Frank Moauro            75        Director             1986 to present

Dr. Harold Rinehart     58        Director             1986 to present

Philip Risinger         62        Director             9-20-96 to present

Lawrence Green          70        Director             9-20-96 to present


*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         Richard J. Cashman II, age 48, is the Chairman of the Board and a Director of National Fruit and Vegetable Technology Corporation. Mr. Cashman attended Ohio State University in English, accounting and food science engineering. Mr. Cashman has been involved for the past 18 years in the research and development of the Company's food processing plant. He is the C.E.O. of Platinum Industries, Ltd., an industrial real estate holding company. He was a certified professional plant manager in 1996. He is the former President of Steel Parts Manufacturing, Inc., a manufacturer of U.S. Military parts from 1980 through 1985. He has developed a solid foundation of knowledge and expertise in plant operation and pioneered various new inventions for the newly emerging fresh potato processing industry.

         Daniel K. Cashman, age 38, is the President and a Director of National Fruit and Vegetable Technology Corporation. He attended Florida State University in Biological Science, University of Florida in Organic Chemistry, Ohio State in Biochemistry and University of California in Electro Magnetic Engineering. Mr. Cashman has been involved for the past ten (10) years in the research and development in high powered microwave energy to develop a new cooking system, using 915 MHz frequency, with the goal of producing fruits and vegetables of superior taste, texture, color and higher in nutritional value. He has been instrumental in the engineering, designing and building of the Company's food processing plant with freezer and a 684 foot long microwave oven system. The plant is fully automated with state-of-the-art food processing equipment. Mr. Cashman is also the President and Director of Platinum Industries, Ltd., a real estate holding company, manages 23 full-time employees and sub-contractors, reviews all corporate and executive decisions made by the Company, including those for construction, equipment, personnel and technology. His goal for the Company is to dominate North America's fresh food market with the Company's new potato products.

         Tom Ranier, age 45, is the Secretary, Treasurer and a Director of National Fruit and Vegetable Technology Corporation. Mr. Ranier earned a B.A. in Business Administration, Industrial Management and Management Science from Franklin University in 1981. He is employed at Watkins Printing of Columbus, Ohio. From 1985 to the present, he was the co-owner and President of Vision Printing, Inc. and Franklin Printing, Inc. also of Columbus, Ohio. Mr. Rainier is also the President and owner of Unique Industries, Inc., a sales consulting firm. From 1981 to 1984, he was a Key Accounts Representative and Sales and Marketing Director for Copco Papers, Inc. Of Columbus, Ohio.

         Mitch Adams, age 40, is Vice President of Engineering and a Director of National Fruit and Vegetable Technology Corporation. Mr. Adams attend O.I.T. in electronics and Bliss College in business finance. In 1985 he was involved in the process control for Pepsi and in 1998 he was involved in the process control for Anheuser-Busch. He is the C.E.O. and C.F.O. of Adams & Lorimer dba World Gym Health & Fitness, C.E.O. and C.F.O. for Adams & Ellison in the business of industrial controls. He manages employees and sub-contractors and reviews executive decisions, including equipment layout and process control for the Company.

         Lawrence Green, age 70, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Green has been in the development of land for residential lots and is the owner of commercial buildings which he maintains. Mr. Green is also a builder and maintained the storm sewer and drainage lines for the Company. He is now retired except for his own maintenance work on his buildings. Served on National Missionary Board of Church of God with offices in Anderson, Indiana.

         Tom Heilman, age 44, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Heilman is currently President of Continental Equities, Inc. He is a licensed broker/dealer. He owns and manages commercial and residential properties through Columbus and Central Ohio. He also raises equity for private placements, consulting, mergers and acquisitions.

         Doug Katterhenry, age 52, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Katterhenry has a background in new production introduction and was a product engineer for Lucent Technologies.

         Patrick D. Maguire, age 47, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Maguire has a B.A. from Wittenberg University in 1973 and a J.D. from Ohio Northern University in 1976. Mr. Maguire serves as a managing partner with the law firm of Maguire & Schneider in Columbus, Ohio. Previously he worked as Assistant County Prosecutor of Franklin County and with a number of Columbus law firms over the past 20 years.

         Clifton K. Merriam, age 54, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Merriam has been involved with marketing and sales during the past 26 years. He currently serves with Family Trust Real Estate in Ontario, Canada.

         Frank Moauro, age 75, is a Director of National Fruit and Vegetable Technology Corporation. From 1970 to the present he has been co-owner of Moauro Farms Limited of Leamington, Ontario, a fruit and vegetable farming enterprise. He is also in the Standardbred horse business. From 1980 to the present, Mr. Moauro has been President of Glenriver Investments, a vegetable greenhouse plant. He has over 36 years experience in fruit and vegetable farming, management and sales.

         Dr, Harold Rinehart, age 59, is a Director of National Fruit and Vegetable Technology Corporation. Dr. Rinehart graduated from the National College of Chiropractic on 1963. From 1963 to the present, Dr. Rinehart has been a practicing chiropractor in Loudonville, Ohio. He is also the former President and owner of the Weight Loss and Control Center in Loudonville and the former owner and President of the H.G. Rinehart Company, a Columbus, Ohio brokerage firm.

         Philip Risinger, age 62, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Risinger is a Plant Manager for Oliver Rubber Company's Paris, Texas plant.

(c)      Directors of Other Reporting Companies:

         None of the directors are directors of other reporting companies.

(d)      Employees:

         The officers and directors who are identified above are the significant employees of the Company.

(e)      Family Relationships:

         Richard J. Cashman II,  Chairman of the Board, is the brother of Daniel
         K. Cashman, President and Director.

(f)      Involvement in Certain Legal Proceedings:

         None of the officers and directors of the Company have been involved in the past five (5) years in any of the following:

         (1)      Bankruptcy proceedings;

         (2) Subject to criminal proceedings or convicted of a criminal act;

         (3) Subject to any order, judgment or decree entered by any Court for violating any laws relating to business, securities or banking activities; or

         (4) Subject to any order for violation of federal or state securities laws or commodities laws.

(g)      Section 16a Beneficial Ownership Compliance

         To the Company's knowledge, the officers, directors and beneficial owners of more than 5% of the Company's common stock have filed their initial statements of ownership on Form 3. To management's knowledge, such filings are the only filings made on Forms 3, 4 or 5 in connection with the Company's stock.

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997to the Company's officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended December 31, 1999, 1998 and 1997.

                                                          Summary Compensation Table
                                                                   Long Term Compensation
                                                                   ----------------------
                             Annual Compensation         Awards                           Payouts
                           ---------------------      ------------                        ---------
                                                       (e)                 (g)
                                                     Other    (f)       Securities                 (i)
 (a)                                                 Annual  Restricted Under-        (h)         Other
Name and                             (c)       (d)   Compen- Stock      Lying         LTIP        Compen-
Principal                   (b)    Salary     Bonus  sation  Awards     Options/     Payouts      sation
Position                    Year   $          ($)     ($)     ($)       SARs(#)       ($)         ($)
--------                   ------  ------     -----  ------  -----      --------     ------       ----
Richard J. Cashman II
Chairman of                1999    $40,000   $ None  $ None  $ None     None          None        None
the Board                  1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None



                                                          Summary Compensation Table
                                                                   Long Term Compensation
                                                                   ----------------------
                             Annual Compensation         Awards                           Payouts
                           ---------------------      ------------                        ---------
                                                       (e)                 (g)
                                                     Other    (f)       Securities                 (i)
 (a)                                                 Annual  Restricted Under-        (h)         Other
Name and                             (c)       (d)   Compen- Stock      Lying         LTIP        Compen-
Principal                   (b)    Salary     Bonus  sation  Awards     Options/     Payouts      sation
Position                    Year   $          ($)     ($)     ($)       SARs(#)       ($)         ($)
--------                   ------  ------     -----  ------  -----      --------     ------       ----
Daniel K. Cashman
President and              1999    $24,000   $ None  $ None  $ None     None          None        None
Director                   1998    $20,500   $ None  $ None  $ None     None          None        None
                           1997    $20,000   $ None  $ None  $ None     None          None        None

Tom Ranier
Secretary,Asst.            1999    $None     $ None  $ None  $ None     None          None        None
Treasurer                  1998    $ 4,470   $ None  $ None  $ None     None          None        None
and Director               1997    $ 8,231   $ None  $ None  $ None     None          None        None

Mitch Adams
Vice President             1999    $44,000   $ None  $ None  $ None     None          None        None
Engineering                1998    $24,645   $ None  $ None  $ None     None          None        None
and Director               1997    $18,245   $ None  $ None  $ None     None          None        None

Lawrence Green
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Tom Heilman
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Doug Katterhenry
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Pat Maguire
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Clifton K. Merriam
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Frank Moauro
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Dr. Harold Rinehart
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None

Philip Risinger
Director                   1999    $ None    $ None  $ None  $ None     None          None        None
                           1998    $ None    $ None  $ None  $ None     None          None        None
                           1997    $ None    $ None  $ None  $ None     None          None        None


--------------------------------------------------------------------------------
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
--------------------------------------------------------------------------------

(a)      Security Ownership of Certain beneficial Owners:

         The following information sets forth certain information as of December 31, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                           (2)

(1)                Name and Address                               (3)                    (4)
Title              of Beneficial                         Amount and Nature of         Percent of
of Class           Owner                                 Beneficial Ownership           Class
--------           --------------------------            --------------------        --------------

Common            Emerald Industries Corporation(1)          74,970,619                  58%
                  210 Water Street
                  Baltimore, Ohio  43105

(b)      Security Ownership of Management:

                           (2)
(1)                Name and Address                               (3)                    (4)
Title              of Beneficial                         Amount and Nature of         Percent of
of Class           Owner                                 Beneficial Ownership           Class
--------           --------------------------            --------------------        --------------
Common            Richard J. Cashman                        74,970,619(2)                58%
                  210 Water Street
                  Baltimore, Ohio   43105


--------

         1Richard J. Cashman II, Chairman of the Board and a Director; and Daniel K. Cashman, President and a Director are the owners of the majority of shares of Emerald Industries Corporation.

         2Such shares are beneficially owned by Richard J. Cashman II through his ownership and control of Emerald Industries Corporation. Emerald Industries Corporation is the owner of record of all 74,970,619 shares.

Common       Daniel K. Cashman                   74,970,619(3)          58%
             210 Water Street
             Baltimore, Ohio   43105

Common       Mitch Adams                         108,658            Less than 1%
             5607 Tara Hill Drive
             Dublin, OH   43017

Common       Lawrence Green                      459,189            Less than 1%
             120 Tuttle Rd.
             Springfield, OH   45503

Common       Tom Heilman                         459,189            Less than 1%
             130 So. Columbia
             Columbus, OH 43209

Common       Doug Katterhenry                    149,674            Less than 1%
             6464 Old Church Way
             Reynoldsburg, OH 43068

Common       Pat Maguire                         84,416             Less than 1%
             6043 Wilton House Ct.
             New Alblany, OH 43054

Common       Kip Merriam                         116,599            Less than 1%
             556 Oakwood Drive
             Pickering, Ontario CANADA L1X 2M7

Common       Frank Moauro                        680,000            Less than 1%
             377 Talbot Street
             W. Leamington, Ontario CANADA N8H 4H3

Common       Tom Rainier                         315,036            Less than 1%
             223 Via Napoli
             Naples, FL   34105

--------

         3 Such shares are beneficially owned by Daniel K. Cashman through his ownership and control of Emerald Industries Corporation. Emerald Industries Corporation is the owner of record of all 74,970,619 shares.

Common       Dr. Harold Rinehart                 359,532            Less than 1%
             1143 County Road 2256
             Perrysville, OH    44875

Common       Philip Risinger                     144,675            Less than 1%
             Rt. 9, Box 406
             Paris, TX   75462

             All Directors and                   79,448,253              62%
             Officers as a Group

(c)          Changes in Control:

         There is no arrangement which may result in a change in control.

--------------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's capital stock, except as follows:

         The Company purchased food processing equipment salvaged from property owned by a corporation owned by the officers and principal shareholders of the Company, Richard J. Cashman II and Daniel K. Cashman. There were no purchases in 1998. Purchases were $122,500 in 1997. Management and the Company's Board of Directors have determined that the equipment was sold to the Company at a price that does not exceed fair market value.

         The Company rents a storage facility owned by the officers and principal shareholders of the Company, Richard J Cashman II and Daniel K. Cashman. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $200,000 in both 1998 and 1997. Of the total $400,000, only $67,519 has been paid leaving a balance of $332,481 unpaid.

         On May 26, 1995, Lawrence R. Green and Arretta M. Green loaned the Company $50,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $50,000 with an interest rate of 11% per annum, compounded semi-annually. Initially the Note was for a period of 18 months, however, payment of the Note has been extended to May of 1999. In addition, Lawrence R. Green and Arretta M. Green have the option of accepting $25,000 plus 50,000 shares of the Company's capital stock as payment of the Note. Richard J. Cashman II and Daniel K. Cashman, officers and directors of the Company, personally guaranteed the May 26, 1995 loan.

         On October 14, 1997, Lawrence R. Green and Arretta M. Green loaned the Company $50,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $50,000 with an interest rate of 11% per annum, compounded semi-annually. Initially the Note was for a period of 12 months, however, payment of the Note has been extended to October of 1999. In addition, Lawrence
R. Green and Arretta M. Green have the option of accepting $25,000 plus 50,000 shares of the Company's capital stock as payment of the Note.

         On November 12, 1997, Lawrence R. Green and Arretta M. Green loaned the Company $100,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $100,000 with an interest rate of 11% per annum, compounded semi-annually. Initially the Note was for a period of 6 months, however, payment of the Note has been extended to May of 1999. In addition, Lawrence R. Green and Arretta M. Green have the option of accepting $50,000 plus 100,000 shares of the Company's capital stock as payment of the Note.

         On August 15, 1998, Lawrence R. Green and Arretta M. Green loaned the Company $50,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $50,000 with an interest rate of 11% per annum, compounded semi-annually. The Note is due on February 15, 2000. In addition, Lawrence R. Green and Arretta M. Green have the option of accepting $25,000 plus 50,000 shares of the Company's capital stock as payment of the Note.

         On October 9, 1998, Lawrence R. Green and Arretta M. Green loaned the Company $50,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $50,000 with an interest rate of 11% per annum, compounded semi-annually. The Note is for a period of 12 months and is payable on October 9, 1999. In addition, Lawrence R. Green and Arretta M. Green have the option of accepting $25,000 plus 50,000 shares of the Company's capital stock as payment of the Note.

         On November 3, 1998, Lawrence R. Green and Arretta M. Green loaned the Company $100,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $100,000 with an interest rate of 11% per annum, compounded semi-annually. The Note was for a period of 24 months and is payable on November 3, 2000. In addition, Lawrence R. Green and Arretta M. Green have the option of accepting $50,000 plus 100,000 shares of the Company's capital stock as payment of the Note.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         The company did not filed any reports on Form 8-K during the last year.

Assigned Number   Description
---------------   -----------

(2) Plan of acquisition, reorganization, arrangement, liquid, or succession: None

(3)(ii) By-laws of the Company: Filed with the Company's Form 10 on March 29, 1999.

(4)               Instruments   defining   the  rights  of   holders   including
                  indentures: None

(9)               Voting Trust Agreement:   None

(10)              Material Contracts:   None

(11)              Statement   regarding   computation  of  per  share  earnings:
                  Computations can be determined from financial statements.

(16)              Letter on change in certifying accountant:   None

(21)              Subsidiaries of the registrant:   None

(24)              Power of Attorney:   None

(27)              Financial Data Schedule:

(99)              Additional Exhibits:   None

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------




         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 13, 2000.

                                            NATIONAL FRUIT AND VEGETABLE
                                            TECHNOLOGY, INC.

                                            By /s/ Daniel K. Cashman
                                               ---------------------
                                               Daniel K. Cashman
                                               President