Form 10QSB
period 1999-09-30
NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORP
filed 2000-06-30
CIK 815747

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                For the Quarterly period ended September 30, 1999
                             Commission File Number

               NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORPORATION
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                           88-0222729
          ------                                           ----------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                        Identification No.)

                210 Water Street, Baltimore, Ohio         43105
                ---------------------------------         -----
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (740) 862-6300


                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                   84,124,800
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                On March 31, 2000
                                -----------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes [ ] No

ITEM 1.  Financial Statements

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)

                                  Balance Sheet
                            As of September 30, 1999

                                    Unaudited

                                     Assets
                                     ------

Current assets
      Cash                                               $   175,600
      Prepaid expenses                                         3,800
                                                         -----------
                                                             179,400
                                                         -----------

Property & equipment                                      13,969,300
      Accumulated depreciation                              -785,600
                                                         -----------
                                                          13,183,700
                                                         -----------
              Total assets                               $13,363,100
                                                         ===========

                       Liabilities & Shareholders' Equity
                       ----------------------------------

Current liabilities
      Current portion of long-term debt                  $    49,000
      Current portion of notes payable to shareholder        250,000
      Accounts payable                                       499,100
      Accrued expenses                                       175,700
                                                         -----------
                                                             973,800
                                                         -----------
Long-term obligations
      Long-term debt                                           3,000
      Capital leases                                          12,800
      Notes payable to shareholder                           150,000
                                                         -----------
                                                             165,800
                                                         -----------
Shareholders' equity
      Common stock                                            81,400
      Additional paid-in capital                          19,451,200
      Deficit accumulated during the development stage    -7,309,100
                                                         -----------
                                                          12,223,500
                                                         -----------
              Total liabilities & shareholders' equity   $13,363,100
                                                         ===========

  The accompanying footnote is an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                   Statements of Loss and Accumulated Deficit
                    For the periods ended September 30, 1999

                                    Unaudited

                                                                               Cumulative
                                                    Three Months  Nine Months    During
                                                        Ended        Ended     Development
                                                      30-Sep-99    30-Sep-99     Stage
                                                     ----------   ----------   ----------
Costs and expenses
               General and administrative            $   33,300   $  410,100   $4,772,800
               Depreciation and amortization             29,900       89,800    1,301,400
               Research and development                    --           --        297,100
               Loss on property disposal                   --           --        717,800
                                                     ----------   ----------   ----------
                              Loss from operations       63,200      499,900    7,089,100
                                                     ----------   ----------   ----------
Other income (expense)
               Interest income                             --           --         83,900
               Interest expense                         -36,000      -61,200     -297,900
               Gain (loss) on sale of assets               --           --         -6,000
                                                     ----------   ----------   ----------
               Net loss                                  99,200      561,100    7,309,100
                                                     ----------   ----------   ----------
Accumulated deficit -- Beginning of period            7,209,900    6,748,000         --
                                                     ----------   ----------   ----------
Accumulated deficit -- End of period                 $7,309,100   $7,309,100   $7,309,100
                                                     ==========   ==========   ==========

Loss per common share
               (Basic and Diluted)                   $    0.001   $    0.007   $    0.166
                                                     ==========   ==========   ==========

  The accompanying footnote is an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                  Statement of Shareholders' Equity (Unaudited)
                    For the periods ended September 30, 1999

                                    Unaudited

                                                               Common Stock
                                                       (par value $ .001 per share)   Additional   Accumulated
                                                           Shares         Amount   Paid-in Capital   Deficit        Total
                                                         -----------   -----------   -----------   -----------   -----------
Balance December 31, 1998                                 79,215,500   $    79,200   $18,370,900   $ 6,748,000   $11,702,100
                                                         -----------   -----------   -----------   -----------   -----------
Stock issued at $ .50 per share (net of
                redemptions)                                 734,500           700       366,600           --        367,300
Net loss for the three months ended March 31, 1999                                                    -268,300      -268,300
                                                         -----------   -----------   -----------   -----------   -----------
Balance March 31, 1999                                    79,950,000        79,900    18,737,500    -7,016,300    11,801,100
                                                         -----------   -----------   -----------   -----------   -----------
Stock issued at $ .50 per share (net of
                redemptions)                                 415,000           400       207,100           --        207,500
Net loss for the three months ended June 30, 1999                                                     -193,600      -193,600
                                                         -----------   -----------   -----------   -----------   -----------
Balance June 30, 1999                                     80,365,000   $    80,300   $18,944,600   $-7,209,900   $11,815,000
                                                         -----------   -----------   -----------   -----------   -----------
Stock issued at $ .50 per share (net of
                redemptions)                               1,015,500         1,100       506,600           --        507,700
Net loss for the three months ended September 30, 1999                                                 -99,200       -99,200
                                                         -----------   -----------   -----------   -----------   -----------
Balance September 30, 1999                                81,380,500   $    81,400   $19,451,200   $-7,309,100   $12,223,500
                                                         ===========   ===========   ===========   ===========   ===========

  The accompanying footnote is an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                             Statement of Cash Flows
                    For the periods ended September 30, 1999

                                    Unaudited

                                                                                                   Cumulative
                                                                     Three Months  Nine Months       During
                                                                         Ended        Ended       Development
                                                                       30-Sep-99    30-Sep-99        Stage
                                                                      ----------   -----------   ------------
Cash flows from operating activities

     Net loss                                                         $  -99,200      -561,100   $ -7,309,100
                                                                      ----------   -----------   ------------
     Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                30,000        89,800      1,301,400
             Loss on sale of equipment                                      --            --            6,000
             Loss on property disposal                                      --            --          717,800
             Common stock issued for operating expenses                     --            --          286,100
             Sources (uses) of cash from change in:
                 Inventory                                                  --            --           51,800
                 Deposits                                                   --            --           -3,800
                 Accounts payable                                       -264,900        35,800        499,000
                 Accrued expenses                                         11,200        43,200        177,200
                                                                      ----------   -----------   ------------
                 Net cash used in operating activities                  -322,900      -392,300     -4,273,600
                                                                      ----------   -----------   ------------
Cash flows  from investing activities

     Purchases of property and equipment                               -189,800       -798,700    -11,846,700
     Sale of property and equipment                                         --            --          219,200
                                                                      ----------   -----------   ------------
                 Net cash used in investing activities                  -189,800      -798,700    -11,627,500
                                                                      ----------   -----------   ------------
Cash flows from financing activities

     Proceeds from issuance of long-term debt                               --            --        1,112,100
     Principal payments on long-term debt                                   --          -8,900       -689,900
     Proceeds from notes payable to shareholder                             --            --          525,000
     Principal payments on notes payable to shareholder                     --            --         -125,000
     Proceeds from capital leases                                           --            --           90,700
     Principal payments on capital leases                                   --         -56,700       -198,800
     Increases in advances payable                                          --            --          229,300
     Proceeds from issuance of common stock                              507,700     1,092,500     15,389,800
     Redemption of common stock                                             --         -10,000       -256,500
                                                                      ----------   -----------   ------------
                 Net cash provided by
                    financing activities                                 507,700     1,016,900     16,076,700
                                                                      ----------   -----------   ------------

Increase (decrease) in cash                                               -5,000      -174,100        175,600

Cash -- Beginning of period                                              180,600       349,700           --
                                                                      ----------   -----------   ------------

Cash -- End of period                                                 $  175,600       175,600   $    175,600
                                                                      ==========   ===========   ============

  The accompanying footnote is an integral part of these financial statements.

ITEM 2:  Management's Discussion and Analysis or Plan of Operation


         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, the Company's ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         The Company has not received revenues from operation during the two-year period immediately preceding the filing of this Amended Form 10-SB.

Plan of Operation

         During the past year, the Company has focused on creating its potato processing facility. During the last quarter of 1999, the Company concentrated on enhancing the facility's automated weighing, bagging and packaging line. By the end of December 1999, the Company's entire facility ran smoothly and was able to process raw potatoes into cooked and packaged potato products. Management focused on processing potatoes into french fries and has been able to run the Company's facility all day long and process, cook, bag and store in french fry product.

         During the first quarter of 2000, the Company's operations focused on refining the packaging process. Hundreds of thousands of pounds of potatoes were processed in order to refine the packaging process. The Company was able to test different plastic bagging materials and selected the materials deemed most compatible the Company's machinery.

         During this same time, Management was able to test packaging materials with a view to increasing the "shelf life" of the processed product. The Company believes that most of its customers (restaurant chains) will desire a shelf life of 30 days. Though its testing program, the Company has been able to extend the shelf life of its products from 2 days to approximately 35 days. Optimally, the Company would like to see a shelf life of 45 days for its products. Such a goal may be limited, however, by limitations of available bagging materials. The Company is attempting to reach its shelf life goal without the use of preservatives or other chemicals which would complicate the Company's processing line.

         The Company also has been able to test boxing materials for the storage and delivery of its bagged potato products. Once suitable boxing materials were found, management designed artwork for its boxes and bags.

         First quarter efforts also were focused on reducing the number of defective fries created while processing potatoes. Management believes that by the end of March 2000 the Company was able to process potatoes in fries with a ratio of 10,000 usable fries to every 1 unusable fry. The Company hopes to improve this ratio to 100,000 to 1. Management believes that such a ratio in necessary to successfully market the Company's products.

         One of byproducts of the Company's potato processing is starch in the waste water created. The Company has created a de-starching equipment which has been added to the Company's facilities. The Company recovers the starch from the waste water and intends to sell that starch. The treated water is then reused in the processing facility. This recycling process, along with attention to recycling other wastes created, earned the Company certification by the Ohio EPA as an environmentally friendly company.

         The move to full production in 2000 has been hampered by problems with the Company's well water system. In December 1999, management noticed that a large amount of sand was coming from one of its high-volume industrial well water systems. The Company hired a professional well-testing company which determined that the sell had developed major holes in its casing and that part of the well had collapsed. The Company contracted with a well-drilling company to replace the casing and install a new deep-well filter and a new industrial high-volume pumping system. Work on this problem was not completed until May of 2000.

         During the first quarter of 2000, the Company's sales staff gave numerous tours to prospective customers. Some restaurant chains have expressed interest in test marketing the Company's products. During the second and third quarters of 2000, the Company's sales staff will attempt to enter into test marketing agreements and complete such test marketing.

         When the Company is in full operations, including a complete sales staff, management anticipates that the Company will employ approximately 32 individuals to serve as clerical and operations staff and eight (8) individuals to work as sales staff. Management expects to deliver and invoice product to restaurant customers during the third quarter of 2000.

         At the same time, management anticipates expanding processing operations. Such operations will require additional personnel to work in the Company's product control laboratory and operate the Company's processing and storage facilities. Management anticipates operating its facilities with a total of approximately 40 people, which includes sales, production and administrative personnel.

         Management intends to fund operations in the third and fourth quarters of 2000 with cash on hand. If additional cash is required, the Company will obtain such cash either through conventional financing or loans from existing shareholders. Management intends to limit further private offerings of the Company's securities. Given the fact that the Company's facilities and equipment are unencumbered, management believes that continued financing will be available. Indeed, on June 21, 2000, management obtained a line of credit in the amount of $500,000 at the Fifth Third Bank in Columbus, Ohio. This line of credit is secured by the Company's accounts receivable and its inventory of processed goods. Management has the ability to draw down on this line of credit as it deems necessary. Also, management believes that it has had strong shareholder support for its operations and that any additional cash necessary to commence operations will be available. With this line of credit and shareholder support, management believes that it has the ability to fund operations during the next twelve months.

         Once operations are under way, management of the Company intends to add staff, equipment and continued research and development with revenues generated from sales. Once the Company's facilities are in full commercial production, management believes that it can satisfy the Company's cash requirements for the next 12 months with its revenues from sales.

         Nonetheless, the Company's cash flow could be negatively impacted by unforeseen events, such as the collapse of the chasing on one of Company's water wells as described above. Such events may create cash needs beyond the Company's current ability to meet such needs. In addition, the Company's ability to generate sales could be impacted upon by such factors as availability of raw potatoes and other supplies provided by third parties over which the Company has no control. Delays or failures on the part of such third-party suppliers to meet their obligations to the Company could cause the Company to fall behind in meeting any obligations it may have to its customers. Given the fact that the Company has not operated in full production with on going sales, it is difficult for management to predict with any certainty the degree to which such problems could exist and the magnitude of the impact of such problems upon the Company's ability to operate.

                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         The Company is not a party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 2:  Changes in Securities and Use of Proceeds

         None.


ITEM 3:  Defaults Upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

A.       Exhibits

   (2)   Plan of acquisition, reorganization, liquidation or succession:
         NONE.

   (3)   (i)  Articles of Incorporation *
         (ii) By-laws *

  (27)   Financial Data Schedule.

* Incorporated by reference from the Registrant's Form 10-SB.

B.       Reports on Form 8-K.

         The Registrant did not file reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2000.

                                    NATIONAL FRUIT AND VEGATABLE
                                    TECHNOLOGY CORPORATION

                                    By /s/ Daniel K. Cashman
                                    ------------------------
                                           Daniel K. Cashman
                                           President