Form 10QSB
period 2000-03-31
NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORP
filed 2000-06-30
CIK 815747

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended March 31, 2000
                             Commission File Number

               NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORPORATION
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                       88-0222729
             ------                                       ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


         210 Water Street, Baltimore, Ohio                   43105
         ---------------------------------                   -----
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

[X] Yes [ ] No

ITEM 1. Financial Statements

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                                 Balance Sheets
                          As of March 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                                     2000           1999
                                                                 -----------   -----------
         Current assets
              Cash                                               $   543,800   $   325,400
              Prepaid expenses                                         3,800         3,800
                                                                 -----------   -----------

                                                                     547,600       329,200
                                                                 -----------   -----------

         Property & equipment                                     14,565,000    13,403,300
              Accumulated depreciation                              -839,800      -725,700
                                                                 -----------   -----------

                                                                  13,725,200    12,677,600
                                                                 -----------   -----------

                     Total assets                                $14,272,800   $13,006,800
                                                                 ===========   ===========



                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------


         Current liabilities
              Current portion of long-term debt                  $    19,300   $    52,000
              Current portion of notes payable to shareholder        400,000       250,000
              Accounts payable                                       153,900       208,400
              Accounts payable - related party                       524,900       371,500
              Accrued expenses                                       264,700       142,400
                                                                 -----------   -----------
                                                                   1,362,800     1,024,300
                                                                 -----------   -----------

         Long-term obligations
              Long-term debt                                            --           3,000
              Capital leases                                          24,800        28,400
              Notes payable to shareholder                              --         150,000
                                                                 -----------   -----------
                                                                      24,800       181,400
                                                                 -----------   -----------

         Shareholders' equity
              Common stock                                            84,200        79,900
              Additional paid-in capital                          20,820,600    18,737,500
              Deficit accumulated during the development stage    -8,019,600    -7,016,300
                                                                 -----------   -----------
                                                                  12,885,200    11,801,100
                                                                 -----------   -----------

                     Total liabilities & shareholders' equity    $14,272,800   $13,006,800
                                                                 ===========   ===========

 The accompanying Accountants' Review Report and footnotes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                   Statements of Loss and Accumulated Deficit
                         For the periods ended March 31,

                                                                           Cumulative
                                             Three Months   Three Months     During
                                                Ended          Ended       Development
                                               3/31/00        3/31/99         Stage
                                             -----------    -----------    -----------
Costs and expenses
     General and administrative              $   197,1$          225000    $ 5,406,900
     Depreciation and amortization                29,900         29,900      1,355,600
     Research and development                       --             --          297,100
     Loss on property disposal                      --             --          717,800
                                             -----------    -----------    -----------
            Loss from operations                 227,000        254,900      7,777,400
                                             -----------    -----------    -----------
Other income (expense)
     Interest income                                --             --           83,900
     Interest expense                            -11,000        -13,400       -320,100
     Gain (loss) on sale of assets                  --             --           -6,000
                                             -----------    -----------    -----------
     Net loss                                   (238,000)      (268,300)    (8,019,600)
                                             -----------    -----------    -----------

Accumulated deficit -- Beginning of period    (7,781,600)    (6,748,000)          --
                                             -----------    -----------    -----------
Accumulated deficit -- End of period         $(8,019,600)   $(7,016,300)   $(8,019,600)
                                             ===========    ===========    ===========
Loss per common share
     (Basic and Diluted)                     $    (0.003)   $    (0.003)   $    (0.173)
                                             ===========    ===========    ===========


 The accompanying Accountants' Review Report and footnotes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                        Statement of Shareholders' Equity
                  For the periods ended March 31, 2000 and 1999

                                       Common Stock
                               (par value $ .001 per share)  Additional   Accumulated
                                   Shares        Amount   Paid-in Capital   Deficit        Total
                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 1999        83,452,400   $    83,500   $20,485,100   $-7,781,600   $12,787,000
                                -----------   -----------   -----------   -----------   -----------
Stock issued in exchange for
cash at $ .50 per share (net
of redemptions)                     672,400           700       335,500          --         336,200

Net loss for the period ended
March 31, 2000                         --            --            --        -238,000      -238,000

                                -----------   -----------   -----------   -----------   -----------

Balance March 31, 2000           84,124,800   $    84,200   $20,820,600   $-8,019,600   $12,885,200
                                ===========   ===========   ===========   ===========   ===========



Balance December 31, 1998        79,215,500   $    79,200   $18,370,900   $-6,748,000   $11,702,100
                                -----------   -----------   -----------   -----------   -----------

Stock issued in exchange for
cash at $ .50 per share (net
of redemptions)                     734,500           700       366,600          --         367,300

Net loss for the period ended
March 31, 1999                         --            --            --        -268,300      -268,300


Balance March 31, 1999           79,950,000   $    79,900   $18,737,500   $-7,016,300   $11,801,100
                                ===========   ===========   ===========   ===========   ===========

 The accompanying Accountants' Review Report and footnotes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                            Statements of Cash Flows
                              For the periods ended

                                                                                                                 Cumulative
                                                                   Three Months          Three Months              During
                                                                       Ended                Ended                Development
                                                                      3/31/00              3/31/99                  Stage
                                                                 --------------       ----------------       ----------------
Cash flows from operating activities
     Net loss                                                    $     -238,000       $       -268,300       $     -8,019,600
     Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                               29,900                 29,900              1,355,600
             Loss on sale of equipment                                    -                     -                       6,000
             Loss on property disposal                                    -                     -                     717,800
             Common stock issued for operating expenses                   -                     -                     311,100
             Sources (uses) of cash from change in:
                 Other                                                    -                     -                      53,500
                 Deposits                                                 -                     -                      -3,800
                 Accounts payable                                        54,000                 77,500                153,000
                 Accounts payable - related party                        36,900                 39,100                524,900
                 Accrued expenses                                         8,300                  8,300                195,500
                                                                 --------------       ----------------       ----------------
                    Net cash used in operating activities              -108,900               -113,500             -4,706,000
                                                                 --------------       ----------------       ----------------

Cash flows  from investing activities

     Purchases of property and equipment                               -383,500               -232,700            -12,410,900
     Sale of property and equipment                                       -                     -                     219,200
                                                                 --------------       ----------------       ----------------
                    Net cash used in investing activities              -383,500               -232,700            -12,191,700
                                                                 --------------       ----------------       ----------------
Cash flows from financing activities

     Proceeds from issuance of long-term debt                             -                     -                   1,112,100
     Principal payments on long-term debt                                -7,600                 -5,900               -697,600
     Proceeds from notes payable to shareholder                           -                     -                     650,000
     Principal payments on notes payable to shareholder                   -                     -                    -175,000
     Proceeds from capital leases                                         -                     -                      90,700
     Principal payments on capital leases                               -10,300                -39,500               -174,400
     Proceeds from issuance of common stock                             361,200                377,300             16,947,200
     Redemption of common stock                                         -25,000                -10,000               -311,500
                                                                 --------------       ----------------       ----------------
                    Net cash provided by financing activities           318,300                321,900             17,441,500
                                                                 --------------       ----------------       ----------------
Increase (decrease) in cash                                            -174,100                -24,300                543,800

Cash -- Beginning of period                                             717,900                349,700                 -
                                                                 --------------       ----------------       ----------------
Cash -- End of period                                            $      543,800       $        325,400       $        543,800
                                                                 ==============       ================       ================


 The accompanying Accountants' Review Report and footnotes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of March 31, 2000 and 1999

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

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements



         Supplemental cash flow disclosures -- The Company made no cash payments for interest during the first quarter of 2000. The Company paid taxes in the amount of $5,500 during the three month period ended March 31, 2000.

         Note 4.  Property and Equipment

         As of March 31, 2000 and 1999, property and equipment can be summarized as follows on a restated basis:

                                                        Construction

                                     In Service          in Progress            Total                  Total
                                     at 3/31/00          at 3/31/00          at 3/31/00             at 3/31/99
                                   ----------------   ------------------  ------------------     ------------------
    Land                           $       222,800    $       -            $        222,800      $         191,300
    Buildings                              125,000            2,896,500           3,021,500              2,559,900
    Microwave oven                        -                   1,040,900           1,040,900                941,400
    Processing equipment                  -                   7,497,500           7,497,500              7,198,700
    Machinery                              882,800            1,187,500           2,070,300              1,796,600
    Vehicles                               157,400              553,700             711,100                715,400
                                   ----------------   ------------------  ------------------     ------------------
                                         1,388,000           13,176,100          14,564,100             13,403,300
                                   ----------------   ------------------  ------------------     ------------------
    Depreciation                          (839,800)            -                   (838,900)              (725,700)
                                   ----------------   ------------------  ------------------     ------------------
                                   $       548,200    $       13,176,100  $       13,725,200     $      12,677,600
                                   ================   ==================  ==================     ==================

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         Amounts shown as construction in progress represent the Company's food processing plant and the related food processing equipment. The plant is located in Baltimore, Ohio, and is under construction at March 31, 2000 and 1999. For financial reporting purposes depreciation is computed using the straight-line method over the useful lives of the assets. Useful lives generally range from three to ten years. For income tax purposes depreciation will be provided using MACRS and straight-line methods.

         Note 5.  Long-term Debt

         Long-term debt consists of the following as of March 31, 2000:

                        Unsecured debt                            $       1,000
                        Less: amounts due within one year                (1,000)
                                                                  --------------
                             Net long-term debt                   $           0
                                                                  ==============

         The unsecured debt is due in April, 2000. Payments are due monthly, with no stated interest rate.

         Note 6.  Notes Payable to Shareholder

         The Company had the following notes payable to a shareholder at March 31, 2000:

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
                                                                 ==============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         The shareholder notes are all unsecured and bear interest at the rate of 11%. The $50,000 note due May, 1999 is personally guaranteed by the officers of the Company. Interest expense related to these notes totaled $11,000 during the first three months of 2000 Interest is to be paid to the shareholder with common stock of the Company at the rate of $.50 per share. As of March 31, 2000, interest expense has been accrued but the shares have yet to be issued.

         Under the terms of each note, the shareholder may choose to take principal payments in cash or 50% in cash and 50% in the Company's common stock. If the stock payment option were chosen for the entire amount payable, the shareholder would receive $205,500 and 411,000 shares of common stock.

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

         As the Company has not commenced planned food processing operations, no federal or local income tax returns or county property tax returns have been filed. National Fruit and Vegetable Technology Corporation

         Note 8.  Operating Lease

         The Company leases equipment under a noncancelable operating lease that expires in August, 2000. Rent expense under the agreement was $8,700 for 1999 and 1998. Payments under the lease are guaranteed personally by an officer of the Corporation.

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

         At March 31, 2000, future minimum lease payments for all leases, and the minimum payments for those leases were as follows:



                         2000                                                    $      18,700
                         2001                                                           17,400
                         2002                                                            9,400
                         2003                                                            2,600
                        thereafter                                                     -
                                                                                 --------------
                                                                                 --------------
                             Total minimum lease payments                               48,100
                         Less: interest portion                                         (4,000)
                                                                                 --------------
                         Present value of net minimum lease payments                    44,100
                         Less: current portion                                         (19,300)
                                                                                 --------------
                           Net long-term lease liability                         $      24,800
                                                                                 ==============
         At March 31, 2000, assets under capital leases were as follows:

                        Food processing equipment                                $      54,400
                        Machinery and equipment                                         74,000
                                                                                  -------------
                        Less: Accumulated depreciation                                 (50,400)
                                                                                  -------------
                        Net assets under capital lease                           $      78,000
                                                                                  =============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements

         Note 10.  Related Party Transactions

         The Company rents a storage facility owned by an entity controlled by the officers and principal shareholders of the Corporation. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $200,000 in 1999 and 1998. Management has determined that the rental rates charged do not exceed fair market rates for this geographic area. As of March 31, 2000 and 1999, this related entity has a balance due from the Company of $524,000 and $371,500, respectively.

         From time to time, the Company has borrowed funds from various shareholders. At March 31, 2000 and 1999, a total of $401,000 and $43,000 was due to various shareholders. Interest expense incurred on this indebtedness amounted to $44,000 and $27,200 respectively in 1999 and 1998.

         Note 11.  Going Concern

         The Company has been in the development stage since its inception on September 14, 1983. To date, the Company has not begun food processing operations and has not generated revenues. The accompanying financial statements have been prepared assuming the Company will be able to operate profitably. Realization of a major portion of the assets is dependent on the Company's ability to place the microwave oven system into operation on a profitable basis, the outcome of which cannot be determined at this time. As of March 31, 2000, the Company needed to raise additional funding to complete the construction of its Baltimore plant and provide working capital to initiate operations. To date the Company has been able to raise equity capital for construction. Management's plans include an equity offering to raise additional capital. Management is of the opinion that adequate equity funding can be obtained to begin operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Dated: June 23, 2000.

                    NATIONAL FRUIT AND VEGATABLE TECHNOLOGY CORPORATION

                    By /s/ Daniel K. Cashman
                    ------------------------
                           Daniel K. Cashman
                           President