Form 10QSB
period 2000-06-30
NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORP
filed 2000-08-14
CIK 815747

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 2000
                             Commission File Number

               NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORPORATION
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                       88-0222729
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


         210 Water Street, Baltimore, Ohio                   43105
         ---------------------------------                   -----
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

                                   85,256,700

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                On June 30, 2000
                                -----------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes [ ] No

ITEM 1. Financial Statements


                               [GRAPHIC OMITTED]
                             ICKERT & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors

National Fruit and Vegetable Technology Corporation:

We have reviewed the accompanying balance sheets of National Fruit and Technology Corporation (a Nevada development stage corporation) as of June 30, 2000 and 1999, and the related statements of loss and accumulated deficit, shareholders' equity and cash flows for the three and six month periods ended June 30, 2000 and 1999 and for the period from September 14, 1983 (date of inception) through June 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of National Fruit and Technology Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

August 4, 2000.                                 /s/ Ickert & Company, LLC
Columbus, Ohio                                  -------------------------
                                                    Ickert & Company, LLC


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                                 Balance Sheets
                                 As of June 30,

                              Assets
                              ------
                                                                    2000                1999
                                                                 ----------        ----------

Current assets

      Cash                                                      $   541,900       $   180,600
      Prepaid expenses                                               12,300             3,800
                                                                 ----------        ----------
                                                                    554,200           184,400
                                                                 ----------        ----------
Property & equipment                                             14,667,000        13,779,500

      Accumulated depreciation                                     -869,700          -755,600
                                                                 ----------        ----------
                                                                 13,797,300        13,023,900
                                                                 ----------        ----------
              Total assets                                       14,351,500       $13,208,300
                                                                 ==========       ===========



                       Liabilities & Shareholders' Equity
                       ----------------------------------


Current liabilities

      Current portion of long-term debt                         $    24,900       $    49,000
      Current portion of notes payable to shareholder               400,000           250,000
      Accounts payable                                              132,400           352,800
      Accounts payable - related party                              574,900           411,200
      Accrued expenses                                              248,600           166,100
                                                                 ----------        ----------
                                                                  1,380,800         1,229,100
                                                                  =========         =========

Long-term obligations
      Long-term debt                                                   --               3,000
      Capital leases                                                 12,900            11,200
      Notes payable to shareholder                                     --             150,000
                                                                 ----------        ----------
                                                                     12,900           164,200
                                                                 ----------        ----------
Shareholders' equity

      Common stock                                                   85,300            80,300
      Additional paid-in capital                                 21,385,400        18,944,600
      Deficit accumulated during the development stage           -8,512,900        -7,209,900
                                                                 ----------        ----------
                                                                 12,957,800        11,815,000
                                                                 ----------        ----------
            Total liabilities & shareholders' equity             14,351,500       $13,208,300
                                                                 ==========       ===========


  The accompanying footnote is an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                   Statements of Loss and Accumulated Deficit
                         For the periods ended June 30,

                                                                                                              Cumulative
                                               Three Months   Three Months      Six Months      Six Months      During
                                                  Ended         Ended             Ended          Ended       Development
                                                30-Jun-00     30-Jun-99         30-Jun-00       30-Jun-99      Stage
                                                ----------   ----------        ------------     ----------     ----------

Costs and expenses

      General and administrative             $  452,400   $  151,800       $     649,600     $  376,800     $5,859,200

      Depreciation and amortization              29,900       30,000              59,900         59,900      1,385,600

      Research and development                     --           --                  --             --          297,100

      Loss on property disposal                    --           --                  --             --          717,800
                                             ----------   ----------        ------------     ----------     ----------
              Loss from operations              482,300      181,800             709,500        436,700      8,259,700
                                             ----------   ----------        ------------     ----------     ----------
Other income (expense)

      Interest income                              --           --                  --             --           83,900

      Interest expense                          -11,000      -11,800             -22,000        -25,200       -331,100

      Gain (loss) on sale of assets                --           --                  --             --           -6,000

                                             ----------   ----------        ------------     ----------     ----------
      Net loss                                 -493,300     -193,600            -731,500       -461,900     -8,512,900
                                             ----------   ----------        ------------     ----------     ----------
Accumulated deficit -- Beginning of period    8,019,600    7,016,300           7,781,400      6,748,000           --

                                             ----------   ----------        ------------     ----------     ----------
Accumulated deficit -- End of period         $8,512,900   $7,209,900        $  8,512,900     $7,209,900     $8,512,900
                                             ----------   ----------        ------------     ----------     ----------

Loss per common share

      (Basic and Diluted)                    $    0.006   $    0.002        $      0.009     $    0.006     $    0.179
                                             ==========   ==========        ============     ==========     ==========

  The accompanying footnote is an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                        Statement of Shareholders' Equity
                  For the periods ended June 30, 2000 and 1999

                                                                        Common Stock
                                             (par value $ .001 per share)       Additional       Accumulated
                                               Shares            Amount       Paid-in Capital       Deficit             Total
                                              -----------       --------        ------------      ------------      ------------
      Balance December 31, 1999               83,452,400       $  83,500       $ 20,485,100      $ -7,781,600      $ 12,787,000
                                              -----------       --------        ------------      ------------      ------------

      Stock issued in exchange for
           cash at $ .50 per
           share (net of redemptions)            672,400            700             335,500                             336,200

      Net loss for the three months
           ended March 31, 2000                                                    -238,000          -238,000

                                              -----------       --------        ------------      ------------      ------------
      Balance March 31, 2000                  84,124,800         84,200          20,820,600        -8,019,600        12,885,200
                                              -----------       --------        ------------      ------------      ------------

      Stock issued in exchange
           for cash at $ .50 per
           share (net of redemptions)          1,140,900          1,100             564,800                             565,900

      Net loss for the three
          months ended June 30, 2000                                                                 -493,300          -493,300
                                              -----------       --------        ------------      ------------      ------------
      Balance June 30, 2000                   85,265,700       $ 85,300        $ 21,385,400      $ -8,512,900      $ 12,957,800
                                              -----------       --------        ------------      ------------      ------------


                                                                        Common Stock
                                              (par value $ .001 per share)       Additional       Accumulated
                                               Shares            Amount       Paid-in Capital       Deficit             Total
                                              -----------       --------        ------------      ------------      ------------
      Balance December 31, 1998                79,215,500      $ 79,200        $ 18,370,900      $ -6,748,000      $ 11,702,100
                                              -----------       --------        ------------      ------------      ------------

      Stock issued in exchange for
           cash at $ .50 per
           share (net of redemptions)             734,500           700             366,600                             367,300

      Net loss for the period
           ended March 31, 1999                                                                      -268,300          -268,300

                                              -----------       --------        ------------      ------------      ------------
      Balance March 31, 1999                   79,950,000        79,900          18,737,500        -7,016,300        11,801,100
                                              -----------       --------        ------------      ------------      ------------

      Stock issued in exchange
           for cash at $ .50 per
           share (net of redemptions)             415,000           400             207,100          -193,600           207,500


      Net loss for the period
          ended March 31, 1999                                                                                                0

                                              -----------       --------        ------------      ------------      ------------
      Balance June 30, 1999                    80,365,000      $ 80,300       $  18,944,600      $ -7,209,900      $ 11,815,000
                                              -----------       --------        ------------      ------------      ------------

 The accompanying footnote is an integral part of these financial statements.



               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                            Statements of Cash Flows
                              For the periods ended

                                                                                             Three Months Three Months
                                                                                         Ended                     Ended
                                                                                        6/30/00                   6/30/99
     ----------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities

          Net loss                                                                   $      -493,300      $       -193,600
          Adjustments to reconcile net loss to net cash
               used in operating activities:
                  Depreciation and amortization                                               29,900                30,000
                  Loss on sale of equipment                                                     -                     -
                  Loss on property disposal                                                     -                     -
                  Common stock issued for operating expenses                                    -                     -
                  Sources (uses) of cash from change in:
                      Other                                                                     -                     -
                      Deposits                                                                -8,500                  -
                      Accounts payable                                                       -21,500               144,500
                      Accounts payable - related party                                        50,000                39,600
                      Accrued expenses                                                        18,400                23,800

     ----------------------------------------------------------------------------------------------------------------------------
                         Net cash used in operating activities                              -425,000                44,300
     ----------------------------------------------------------------------------------------------------------------------------

     Cash flows  from investing activities

          Purchases of property and equipment                                               -102,000              -376,400
          Sale of property and equipment                                                        -                     -

     ----------------------------------------------------------------------------------------------------------------------------
                         Net cash used in investing activities                              -102,000            -  376,400
     ----------------------------------------------------------------------------------------------------------------------------

     Cash flows from financing activities

          Proceeds from issuance of long-term debt                                              -                     -
          Principal payments on long-term debt                                                  -                   -3,000
          Proceeds from notes payable to shareholder                                            -                     -
          Principal payments on notes payable to shareholder                                    -                     -
          Proceeds from capital leases                                                          -                     -
          Principal payments on capital leases                                                -6,300               -17,200
          Proceeds from issuance of common stock                                             581,400               207,500
          Redemption of common stock                                                         -50,000                  -

     ----------------------------------------------------------------------------------------------------------------------------
                         Net cash provided by financing activities                           525,100               187,300
     ----------------------------------------------------------------------------------------------------------------------------

     Increase (decrease) in cash                                                              -1,900              -144,800

     Cash -- Beginning of period                                                             543,800               325,400

     ----------------------------------------------------------------------------------------------------------------------------
     Cash -- End of period                                                           $       541,900         $     180,600
     ============================================================================================================================

 The accompanying footnote is an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                             Statement of Cash Flows
                         For the periods ended June 30,
                                    Unaudited

                                                                                                                   Cumulative
                                                                    Six Months               Six Months              During
                                                                      Ended                    Ended               Development
                                                                    30-Jun-00                30-Jun-99                Stage
     -----------------------------------------------------------------------------------------------------------------------------

     Cash flows from operating activities

          Net loss                                                 $    -731,500              -461,900           $  -8,513,100
          Adjustments to reconcile net loss to net cash
               used in operating activities:
                  Depreciation and amortization                           59,900                59,900               1,385,600
                  Loss on sale of equipment                                  -                     -                     6,000
                  Loss on property disposal                                  -                     -                   717,800
                  Common stock issued for operating expenses                 -                     -                   311,100
                  Sources (uses) of cash from change in:
                      Deposits                                            -8,500                   -                   -12,300
                      Accounts payable                                    32,600                50,200                 132,500
                      Accounts payable - related party                    86,900               250,500                 574,900
                      Accrued expenses                                    -7,800                32,000                 179,400
                      Other                                                  -                     -                    53,500

     --------------------------------------------------------------------------------------------------------------------------
                         Net cash used in operating activities          -568,400               -69,300              -5,164,600
     --------------------------------------------------------------------------------------------------------------------------

     Cash flows  from investing activities

          Purchases of property and equipment                           -485,500              -609,000             -12,512,900
          Sale of property and equipment                                     -                     -                   219,200

     --------------------------------------------------------------------------------------------------------------------------
                         Net cash used in investing activities          -485,500              -609,000             -12,293,700
     --------------------------------------------------------------------------------------------------------------------------

     Cash flows from financing activities

          Proceeds from issuance of long-term debt                           -                     -                 1,112,100
          Principal payments on long-term debt                               -                  -8,900                -690,000
          Proceeds from notes payable to shareholder                         -                     -                   650,000
          Principal payments on notes payable to shareholder                 -                     -                  -175,000
          Proceeds from capital leases                                       -                     -                    90,700
          Principal payments on capital leases                           -24,200               -56,700                -188,300
          Proceeds from issuance of common stock                         952,100               584,800              17,537,200
          Redemption of common stock                                     -50,000               -10,000                -336,500

     --------------------------------------------------------------------------------------------------------------------------
                         Net cash provided by financing activities       877,900               509,200              18,000,200
     --------------------------------------------------------------------------------------------------------------------------

     Increase (decrease) in cash                                        -176,000              -169,100                 541,900

     Cash -- Beginning of period                                         717,900               349,700                    -

     --------------------------------------------------------------------------------------------------------------------------
     Cash -- End of period                                         $     541,900               180,600           $     541,900
     ==========================================================================================================================
 The accompanying footnote is an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

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
                                                          ===============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

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

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

         amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.


         Supplemental cash flow disclosures -- The Company made no cash payments for interest during the first six months of 2000. The Company paid taxes in the amount of $5,500 during the period ended June 30, 2000.

         Note 4.  Property and Equipment

         As of June 30, 2000 and 1999, property and equipment can be summarized as follows on a restated basis:


                                                        Construction

                                     In Service          in Progress            Total               Total
                                     at 6/30/00          at 6/30/00          at 6/30/00           at 6/30/99
                                   ------------   ------------------  ------------------     ------------------
    Land                        $      222,800 $          -                $    222,800         $      191,300
    Buildings                          125,000            2,799,400           2,924,400              2,781,000
    Microwave oven                    -                   1,047,900           1,047,900                963,500
    Processing equipment              -                   7,798,700           7,798,700              7,226,700
    Machinery                          882,800            1,079,300           1,962,100              1,901,600
    Vehicles                           157,400              553,700             711,100                715,400
                                   ------------   ------------------  ------------------     ------------------
                                     1,388,000           13,279,000          14,667,000             13,779,500
                                   ------------   ------------------  ------------------     ------------------
    Depreciation                     (869,700)            -                   (869,700)              (755,600)
                                   ------------   ------------------  ------------------     ------------------
                                $      518,300 $         13,279,000       $ 13,797,300           $ 13,023,900
                                   ============   ==================  ==================     ==================

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

         Amounts shown as construction in progress represent the Company's food processing plant and the related food processing equipment. The plant is located in Baltimore, Ohio, and is under construction at June 30, 2000 and 1999. For financial reporting purposes depreciation is computed using the straight-line method over the useful lives of the assets. Useful lives generally range from three to ten years. For income tax purposes depreciation will be provided using MACRS and straight-line methods.

         Note 5.  Long-term Debt

         Long-term debt consists of the following as of June 30, 2000:

            Unsecured debt                            $           1,000
            Less: amounts due within one year                   (1,000)
                                                          --------------
                 Net long-term debt                   $              0
                                                          ==============

         The unsecured debt was due in April, 2000. Payments are due monthly, with no stated interest rate.

         Note 6.  Notes Payable to Shareholder

         The Company had the following notes payable to a shareholder at June 30, 2000:

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
                                                                ==============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

         The shareholder notes are all unsecured and bear interest at the rate of 11%. The $50,000 note due May, 1999 is personally guaranteed by the officers of the Company. Interest expense related to these notes totaled $22,000 during the first six months of 2000 Interest is to be paid to the shareholder with common stock of the Company at the rate of $.50 per share. As of June 30, 2000, interest expense has been accrued but the shares have yet to be issued.

         Under the terms of each note, the shareholder may choose to take principal payments in cash or 50% in cash and 50% in the Company's common stock. If the stock payment option were chosen for the entire amount payable, the shareholder would receive $205,500 and 411,000 shares of common stock.

         Note 7.  Accounting for Income Taxes

         The  Company  has  incurred  tax  net   operating   losses  during  its
         development period of approximately $8,500,000. No tax benefit for those losses has been recorded in the accompanying financial statements, as the Company's history of operating losses make it uncertain that the benefit will ultimately be recognized. This method of accounting for income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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
                                                 ================

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

         Note 9.  Capital Leases

         The Company leases equipment under lease agreements expiring on various dates through 2002. The leases are capital leases with the Company owning the assets outright at the end of the lease terms.

         At June 30, 2000, future minimum lease payments for all leases, and the minimum payments for those leases were as follows:

                         2000                                                 $         12,100
                         2001                                                           17,400
                         2002                                                            9,400
                         2003                                                            2,600
                        thereafter                                                     -
                                                                                 --------------
                             Total minimum lease payments                               41,500
                         Less: interest portion                                        (3,700)
                                                                                 --------------
                         Present value of net minimum lease payments                    37,800
                         Less: current portion                                        (24,900)
                                                                                 --------------
                           Net long-term lease liability                      $         12,900
                                                                                 ==============
         At June 30, 2000, assets under capital leases were as follows:

                        Food processing equipment                             $         54,400
                        Machinery and equipment                                         74,000
                                                                                  -------------
                        Less: Accumulated depreciation                                (52,800)
                                                                                  -------------
                        Net assets under capital lease                        $         75,600
                                                                                  =============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                          As of June 30, 2000 and 1999

         Note 10.  Related Party Transactions

         The Company rents a storage facility owned by an entity controlled by the officers and principal shareholders of the Corporation. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $200,000 in 1999 and 1998. Management has determined that the rental rates charged do not exceed fair market rates for this geographic area. As of June 30, 2000 and 1999, this related entity has a balance due from the Company of $574,000 and $411,200, respectively.

         From time to time, the Company has borrowed funds from various shareholders. At June 30, 2000 and 1999, a total of $401,000 and $253,000 was due to various shareholders. Interest expense incurred on this indebtedness amounted to $44,000 and $27,200 respectively in 1999 and 1998.

         Note 11.  Going Concern

         The Company has been in the development stage since its inception on September 14, 1983. To date, the Company has not begun food processing operations and has not generated revenues. The accompanying financial statements have been prepared assuming the Company will be able to operate profitably. Realization of a major portion of the assets is dependent on the Company's ability to place the microwave oven system into operation on a profitable basis, the outcome of which cannot be determined at this time. As of June 30, 2000, the Company needed to raise additional funding to complete the construction of its Baltimore plant and provide working capital to initiate operations. To date the Company has been able to raise equity capital for construction. Management's plans include an equity offering to raise additional capital. Management is of the opinion that adequate equity funding can be obtained to begin operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         The Company has not received revenues from operation during the two-year period immediately preceding the filing of this Form 10-QSB.

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

         During the first quarter of 2000, the Company's operations focused on refining the packaging process. The Company continues this process in the second quarter of 2000. Hundreds of thousands of pounds of potatoes were processed in order to refine the packaging process. The Company was able to test different plastic bagging materials and selected the materials deemed most compatible the Company's machinery.

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

         During the first and second quarters of 2000, the Company's sales staff gave numerous tours to prospective customers. Some restaurant chains have expressed interest in test marketing the Company's products. During the second and third quarters of 2000, the Company's sales staff will attempt to enter into test marketing agreements and complete such test marketing.

         When the Company is in full operations, including a complete sales staff, management anticipates that the Company will employ approximately 32 individuals to serve as clerical and operations staff and eight (8) individuals to work as sales staff. Management expects to deliver and invoice product to restaurant customers during the third quarter of 2000.

         At the same time, management anticipates expanding processing operations. Such operations will require additional personnel to work in the Company's product control laboratory and operate the Company's processing and storage facilities. Management anticipates operating its facilities with a total of approximately 40 people, which includes sales, production and administrative personnel. During the second quarter of 2000, the Company began hiring and training personnel to work in the Company's processing facility.

         Management intends to fund operations in the third and fourth quarters of 2000 with cash on hand and cash from a line of credit the Company has obtained. If additional cash is required, the Company will obtain such cash either through conventional financing or loans from existing shareholders. Management intends to continue to limit further private sales of the Company's securities.

         Given the fact that the Company's facilities and equipment are unencumbered, management believes that continued financing will be available. Indeed, on June 21, 2000, management obtained a line of credit in the amount of $500,000 at the Fifth Third Bank in Columbus, Ohio. This line of credit is secured by the Company's accounts receivable and its inventory of processed goods. Management has the ability to draw down on this line of credit as it deems necessary. In this regard, the Fifth Third Bank will extend a dollar-for-dollar credit on the Company's raw potato inventory and finished processed potato inventory. The Company's equipment and real property have not been used as security in connection with this line of credit.

         Until the Company's operations generate revenue, management will be able to use this line of credit to operate the Company. Management believes that this line of credit will be sufficient to fund the Company's operations until revenues are generated through sales. The Company has sufficient cash flow to meet the day-to- day requirements for the next quarter.

         Fifth Third Bank also has had discussions with the management team that once the Company is operational for a short period of time it intends to increase the line of credit to One Million Dollars ($1,000,000.00). The Fifth Third Bank also signed an agreement with management of the Company stating that it has the first right to match or better any financial deal the Company has in the next three years. Of course, it is possible that such addition funds may not be made available though such a line of credit. The Company's success and ability to generate revenues may not be as favorable as management assumes they will be. Under such circumstances additional funds from a line of credit may not be available.

         Management believes that it has had, and will continue to have, strong shareholder support for its operations and that any additional cash necessary to commence operations will be available. With this line of credit and shareholder support, management believes that it has the ability to fund operations during the next twelve months.

         Once operations are under way, management of the Company intends to add staff, equipment and continued research and development with revenues generated from sales. Once the Company's facilities are in full commercial production, management believes that it can satisfy the Company's cash requirements for the next 12 months with its revenues from sales.

         Management has attempted to limit the negative of effect of potential supply problems. On July 1, 2000, the Company signed a full potato marketing agreement with the State of Idaho (Idaho Potato Commission) to market its premium potato product under the Idaho name and logo. This also means that the Company now has the right to use any or all of the millions of dollars in camera ready artwork of potatoes that the State of Idaho has developed. This agreement will save the Company hundreds of thousands of dollars in marketing and sales promotions program materials.

         The Company now holds the following four licenses which enable it to haul bulk semi-loads of potatoes out of the State of Idaho without the four following licenses:

         1.       The Idaho Potato Promotions Board License.

         2. The Idaho Potato Growers License under the Easter Oregon Idaho rate 544.

         3.       The Idaho Grower Commissions Board License.
         4.       The U.S.D.A.. P.A.C.A. License

Management believes the Company's ability to obtain potatoes from Idaho broadens the Company's supply base.

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

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000.

                    NATIONAL FRUIT AND VEGATABLE TECHNOLOGY CORPORATION

                                      By /s/ Daniel K. Cashman
                                         ----------------------
                                             Daniel K. Cashman
                                             President