Form 10QSB
period 2000-09-30
NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORP
filed 2000-11-20
CIK 815747

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended September 30, 2000

                             Commission File Number 0-25665

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

                                   85,256,700

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                              On September 30, 2000

                                -----------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes [ ] No

ITEM 1. Financial Statements

[GRAPHIC OMITTED]

                              ICKERT & COMPANY, LLC

                          ----------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

National Fruit and Vegetable Technology Corporation:


We have reviewed the accompanying balance sheets of National Fruit and Technology Corporation (a Nevada development stage corporation) as of September 30, 2000 and 1999, and the related statements of loss and accumulated deficit, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2000 and 1999 and for the period from September 14, 1983 (date of inception) through September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of National Fruit and Technology Corporation.

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

                                                   /s/Ickert & Company, LLC
                                                   ------------------------
                                                      Ickert & Company, LLC
November 10, 2000
Columbus, Ohio.


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                           Balance Sheets - Unaudited

                               As of September 30,

                                     Assets

                                                            2000             1999
                                                         ------------    ------------
Current assets

      Cash                                               $     57,100    $    175,600
                                                         ------------    ------------

      Prepaid expenses                                          3,800           3,800
                                                         ------------    ------------
                                                               60,900         179,400

Property & equipment                                       15,190,000      13,969,300

      Accumulated depreciation                               (899,700)       (785,600)
                                                         ------------    ------------

                                                           14,290,300      13,183,700
                                                         ------------    ------------

              Total assets                               $ 14,351,200    $ 13,363,100
                                                         ============    ============
                                                                                    0

        Liabilities & Shareholders' Equity

Current liabilities

      Current portion of long-term debt                  $     20,300    $     49,000

      Current portion of notes payable to shareholder         400,000         250,000

      Accounts payable                                        359,200          47,500

      Accounts payable - related party                        613,700         451,600

      Accrued expenses                                        245,700         175,700

                                                         ------------    ------------
                                                            1,638,900         973,800
                                                         ------------    ------------

Long-term obligations

      Long-term debt                                             --             3,000

      Capital leases                                            8,800          12,800

      Notes payable to shareholder                               --           150,000

                                                         ------------    ------------
                                                                8,800         165,800
                                                         ------------    ------------

Shareholders' equity

      Common stock                                             85,300          81,400

      Additional paid-in capital                           21,385,400      19,451,200

      Deficit accumulated during the development stage     (8,767,200)     (7,309,100)
                                                         ------------    ------------
                                                           12,703,500      12,223,500
                                                         ------------    ------------

              Total liabilities & shareholders' equity   $ 14,351,200    $ 13,363,100
                                                         ============    ============

         The accompanying Accountant's Review Report and footnotes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

             Statements of Loss and Accumulated Deficit - Unaudited
                       For the periods ended September 30,

                                                                                                                    Cumulative

                                                        Three Months    Three Months   Nine Months    Nine Months     During
                                                           Ended           Ended         Ended          Ended       Development
                                                          9/30/00         9/30/99       9/30/00        9/30/99        Stage

                                                        -----------    -----------    -----------    -----------    -----------

Costs and expenses

      General and administrative                        $   213,400    $    33,300    $   863,000    $   410,100    $ 6,072,600

      Depreciation and amortization                          29,900         29,900         89,800         89,800      1,415,500

      Research and development                                 --             --             --             --          297,100

      Loss on property disposal                                --             --             --             --          717,800

                                                        -----------    -----------    -----------    -----------    -----------

              Loss from operations                          243,300         63,200        952,800        499,900      8,503,000
                                                        -----------    -----------    -----------    -----------    -----------

Other income (expense)

      Interest income                                          --             --             --             --           83,900

      Interest expense                                      (11,000)       (36,000)       (33,000)       (61,200)      (342,100)

      Gain (loss) on sale of assets                            --             --             --             --           (6,000)

                                                        -----------    -----------    -----------    -----------    -----------

      Net loss                                             (254,300)       (99,200)      (985,800)      (561,100)    (8,767,200)
                                                        -----------    -----------    -----------    -----------    -----------

Accumulated deficit -- Beginning of period                8,512,900      7,209,900      7,781,400      6,748,000           --

                                                        -----------    -----------    -----------    -----------    -----------

Accumulated deficit -- End of period                    $ 8,767,200    $ 7,309,100    $ 8,767,200    $ 7,309,100    $ 8,767,200
                                                        ===========    ===========    ===========    ===========    ===========

Loss per common share
      (Basic and Diluted)                               $     0.003    $     0.001    $     0.012    $     0.007    $     0.182
                                                        ===========    ===========    ===========    ===========    ===========


         The accompanying Accountant's Review Report and footnotes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                  Statement of Shareholders' Equity - Unaudited

                     For the period ended September 30, 1999

                                                      Common Stock

                                              (par value $ .001 per share)       Additional      Accumulated
                                                 Shares        Amount         Paid-in Capital     Deficit          Total
                                             ------------   ------------       ------------     ------------    ------------


Balance December 31, 1998                     79,215,500   $     79,200        $ 18,370,900     $ (6,748,000)   $ 11,702,100
                                            ------------   ------------        ------------     ------------    ------------

Stock issued in exchange
     for cash at $ .50 per
     share (net of redemptions)                  734,500            700             366,600             --           367,300

Net loss for the period
     ended March 31, 1999                           --             --                  --           (268,300)       (268,300)

                                            ------------   ------------        ------------     ------------    ------------

Balance March 31, 1999                        79,950,000         79,900          18,737,500       (7,016,300)     11,801,100
                                            ------------   ------------        ------------     ------------    ------------

Stock issued in exchange
     for cash at $ .50 per
     share (net of redemptions)                  415,000            400             207,100             --           207,500

Net loss for the period
     ended June 30, 1999                            --             --                  --           (193,600)       (193,600)

                                            ------------   ------------        ------------     ------------    ------------

Balance June 30, 1999                         80,365,000   $     80,300        $ 18,944,600     $ (7,209,900)   $ 11,815,000
                                            ------------   ------------        ------------     ------------    ------------

Stock issued in exchange
     for cash at $ .50 per
     share (net of redemptions)                1,015,500          1,100             506,600             --           507,700

Net loss for the period
     ended September 30, 1999                       --             --                  --            (99,200)        (99,200)

                                            ------------   ------------        ------------     ------------    ------------

Balance September 30, 1999                    81,380,500   $     81,400        $ 19,451,200     $ (7,309,100)   $ 12,223,500
                                            ============   ============        ============     ============    ============


         The accompanying Accountant's Review Report and footnotes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                  Statement of Shareholders' Equity - Unaudited

                     For the period ended September 30, 2000

                                                      Common Stock

                                              (par value $ .001 per share)       Additional      Accumulated
                                                 Shares        Amount         Paid-in Capital     Deficit         Total
                                             ------------   ------------       ------------    ------------    ------------

Balance December 31, 1999                      83,452,400   $     83,500       $ 20,485,100    $ (7,781,600)   $ 12,787,000
                                             ------------   ------------       ------------    ------------    ------------

Stock issued in exchange
     for cash at $ .50 per
     share (net of redemptions)                   672,400            700            335,500            --           336,200

Net loss for the three months
     ended March 31, 2000                            --             --                 --          (238,000)       (238,000)

                                             ------------   ------------       ------------    ------------    ------------

Balance March 31, 2000                         84,124,800         84,200         20,820,600      (8,019,600)     12,885,200
                                             ------------   ------------       ------------    ------------    ------------

Stock issued in exchange for
      cash at $ .50 per
      share (net of redemptions)                1,140,900          1,100            564,800            --           565,900

Net loss for the three months
      ended June 30, 2000                            --             --                 --          (493,300)       (493,300)

                                             ------------   ------------       ------------    ------------    ------------

Balance June 30, 2000                          85,265,700   $     85,300       $ 21,385,400    $ (8,512,900)   $ 12,957,800
                                             ------------   ------------       ------------    ------------    ------------

Stock issued in exchange for
     cash at $ .50 per
     share (net of redemptions)                      --             --                 --              --              --

Net loss for the three months
     ended September 30, 2000                        --             --                 --          (254,300)       (254,300)

                                             ------------   ------------       ------------    ------------    ------------
                                               85,265,700   $     85,300       $ 21,385,400    $ (8,767,200)   $ 12,703,500
                                             ============   ============       ============    ============    ============



         The accompanying Accountant's Review Report and footnotes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                      Statements of Cash Flows - Unaudited

                              For the periods ended

                                                                              Three Months              Three Months
                                                                                 Ended                    Ended
                                                                                9/30/00                  9/30/99
                                                                              ---------                  ---------

     Cash flows from operating activities

     Net loss                                                                 $(254,300)                 $ (99,200)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                       29,900                     29,900
             Loss on sale of equipment                                             --                         --
             Loss on property disposal                                             --                         --
             Common stock issued for operating expenses                            --                         --
             Sources (uses) of cash from change in:
                 Other                                                             --                         --
                 Deposits                                                         8,500                       --
                 Accounts payable                                               226,800                   (264,900)
                 Accounts payable - related party                                38,800                       --
                 Accrued expenses                                                (2,900)                     9,600
                                                                              ---------                  ---------
                    Net cash used in operating activities                        46,800                   (324,600)
                                                                              ---------                  ---------

Cash flows  from investing activities

     Purchases of property and equipment                                       (522,900)                  (189,800)
     Sale of property and equipment                                                --                         --
                                                                              ---------                  ---------
                    Net cash used in investing activities                      (522,900)                  (189,800)
                                                                              ---------                  ---------

Cash flows from financing activities

     Proceeds from issuance of long-term debt                                      --                         --
     Principal payments on long-term debt                                          --                         --
     Proceeds from notes payable to shareholder                                    --                         --
     Principal payments on notes payable to shareholder                            --                         --
     Proceeds from capital leases                                                  --                         --
     Principal payments on capital leases                                        (8,700)                   (17,200)
     Proceeds from issuance of common stock                                        --                      507,700
     Redemption of common stock                                                    --                         --

                                                                              ---------                  ---------
                    Net cash provided by financing activities                    (8,700)                   490,500
                                                                              ---------                  ---------

Increase (decrease) in cash                                                    (484,800)                   (23,900)

Cash -- Beginning of period                                                     541,900                    180,600
                                                                              ---------                  ---------


Cash -- End of period                                                         $  57,100                  $ 156,700
                                                                              =========                  =========

         The accompanying Accountant's Review Report and footnotes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                       Statement of Cash Flows - Unaudited

                       For the periods ended September 30,

                                                                                                        Cumulative

                                                                Nine Months            Nine Months       During
                                                                  Ended                   Ended        Development
                                                                 09/30/00               09/30/99          Stage

                                                               ------------            ------------    ------------

     Cash flows from operating activities

    Net loss                                                   $   (985,800)               (561,100)   $ (8,767,400)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                            89,800                  89,800       1,415,500
            Loss on sale of equipment                                  --                      --             6,000
            Loss on property disposal                                  --                      --           717,800
            Common stock issued for operating expenses                 --                      --           311,100
            Sources (uses) of cash from change in:
               Deposits                                                --                      --            (3,800)
               Accounts payable                                     259,500                (127,800)        359,400
               Accounts payable - related party                     125,700                 163,600         613,700
               Accrued expenses                                     (10,700)                 41,600         176,500
               Other                                                   --                      --            53,500

                                                               ------------            ------------    ------------

                   Net cash used in operating activities           (521,500)               (393,900)     (5,117,700)
                                                               ------------            ------------    ------------

Cash flows  from investing activities

    Purchases of property and equipment                          (1,008,500)               (798,700)    (13,035,900)
    Sale of property and equipment                                     --                      --           219,200

                                                               ------------            ------------    ------------

                   Net cash used in investing activities         (1,008,500)               (798,700)    (12,816,700)
                                                               ------------            ------------    ------------

Cash flows from financing activities

    Proceeds from issuance of long-term debt                           --                      --         1,112,100
    Principal payments on long-term debt                               --                    (8,900)       (690,000)
    Proceeds from notes payable to shareholder                         --                      --           650,000
    Principal payments on notes payable to shareholder                 --                      --          (175,000)
    Proceeds from capital leases                                       --                      --            90,700
    Principal payments on capital leases                            (32,900)                (55,100)       (197,000)
    Proceeds from issuance of common stock                          952,100               1,092,500      17,537,200
    Redemption of common stock                                      (50,000)                (10,000)       (336,500)

                                                               ------------            ------------    ------------

                   Net cash provided by financing activities        869,200               1,018,500      17,991,500
                                                               ------------            ------------    ------------

Increase (decrease) in cash                                        (660,800)               (174,100)         57,100

Cash -- Beginning of period                                         717,900                 349,700            --
                                                               ------------            ------------    ------------


Cash -- End of period                                          $     57,100                 175,600    $     57,100
                                                               ============            ============    ============


         The accompanying Accountant's Review Report and footnotes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                     Notes to Unaudited Financial Statements

                        As of September 30, 2000 and 1999

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

         Veg-Tec was formed by exchanging stock for property, equipment and technology owned by an unincorporated joint venture. The joint venture carried on extensive research and development in microwave technology and was operated by the Company's majority shareholders. The assets transferred to Veg-Tec were valued at the original shareholders' historical cost, and consisted of:

             Microwave oven technology and
                related food processing equipment         $         297,000
             Machinery & equipment                                  246,200
             Vehicles                                               256,800
                                                             ---------------
             Other assets                                           116,600
                                                             ---------------

                                                          $         916,600
                                                            ===============
                                       F-8

               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                     Notes to Unaudited Financial Statements

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

                     Notes to Unaudited Financial Statements

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

         Note 4.  Property and Equipment

         As of September 30, 2000 and 1999, property and equipment can be summarized as follows on a restated basis:


                                                                    Construction

                                                In Service         in Progress             Total                  Total
                                                at 9/30/00          at 9/30/00          at 9/30/00             at 9/30/99
                                           ----------------   -----------------   ------------------     ------------------
             Land                        $          222,800 $         -         $            222,800   $            191,300
             Buildings                              125,000           2,864,800            2,989,800              2,771,000
             Microwave oven                        -                  1,301,300            1,301,300                974,200
             Processing equipment                  -                  7,898,700            7,898,700              7,314,700
             Machinery                              882,800           1,183,500            2,066,300              1,998,600
                                                                                                          ------------------
             Vehicles                               157,400             553,700              711,100                719,500
                                            ----------------   -----------------   ------------------     ------------------
                                                                                                          ------------------
                                                  1,388,000          13,802,000           15,190,000             13,969,300
                                            ----------------   -----------------   ------------------     ------------------
                                                                                                          ------------------
             Depreciation                         (899,700)           -                    (899,700)              (785,600)
                                            ----------------   -----------------   ------------------     ------------------
                                                                                                          ==================
                                         $          488,300 $        13,802,000 $         14,290,300   $         13,183,700
                                            ================   =================   ==================     ==================

               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                     Notes to Unaudited Financial Statements

         Amounts shown as construction in progress represent the Company's food processing plant and the related food processing equipment. The plant is located in Baltimore, Ohio, and is under construction at September 30, 2000 and 1999. For financial reporting purposes depreciation is computed using the straight-line method over the useful lives of the assets. Useful lives generally range from three to ten years. For income tax purposes depreciation will be provided using MACRS and straight-line methods.

         Note 5.  Long-term Debt

         Long-term debt consists of the following as of September 30, 2000:

          Unsecured debt                            $           1,000
                                                        --------------
          Less: amounts due within one year                   (1,000)
                                                        --------------
                                                        ==============
               Net long-term debt                   $               0
                                                        ==============

         The unsecured debt was due in April, 2000. Payments are due monthly, with no stated interest rate.

         Note 6.  Notes Payable to Shareholder

         The Company had the following notes payable to a shareholder at September 30, 2000:

        Note payable due May, 1999                   $       50,000
        Note payable due May, 1999                            100,000
        Note payable due October, 1999                         50,000
        Note payable due October, 1999                         50,000
        Note payable due February, 2000                        50,000
                                                        --------------
        Note payable due November, 2000                       100,000
                                                        --------------
                                                        ==============
          Total notes payable to shareholder         $        400,000
                                                        ==============
                                      F-11

               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                     Notes to Unaudited Financial Statements

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

         Note 8.  Short term debt

         The Company has obtained a line of credit in the amount of $500,000 from a bank that is secured by the Company's inventory of processed inventory and accounts receivable. As of September 30, 2000, no draws have been made on this line and no balance is due. The interest rate is prime plus 1 % or 10.50% at September 30, 2000.

               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                     Notes to Unaudited Financial Statements

         Note 9.  Capital Leases

         The Company leases equipment under lease agreements expiring on various dates through 2002. The leases are capital leases with the Company owning the assets outright at the end of the lease terms.

         At September 30, 2000, future minimum lease payments for all leases, and the minimum payments for those leases were as follows:


          2000                                                        $      6,000
          2001                                                              13,000
          2002                                                               9,400
          2003                                                               2,600
                                                                      -------------
          thereafter                                                        -
                                                                      -------------
              Total minimum lease payments                                  31,000

                                                                      -------------
          Less: interest portion                                           (2,900)
                                                                      -------------
          Present value of net minimum lease payments                       28,100
                                                                      -------------
          Less: current portion                                           (19,300)
                                                                      -------------
                                                                      =============
          Net long-term lease liability                               $      8,800
                                                                      =============

At September 30, 2000, assets under capital leases were as follows:

          Food processing equipment                                   $     54,400
                                                                      -------------
          Machinery and equipment                                           74,000
                                                                      -------------
          Less: Accumulated depreciation                                   (55,200)
                                                                      -------------
          Net assets under capital lease                                    73,200
                                                                      =============


               National Fruit and Vegetable Technology Corporation

                        (A Development Stage Corporation)

                     Notes to Unaudited Financial Statements

         Note 10.  Related Party Transactions

         The Company rents a storage facility owned by an entity controlled by the officers and principal shareholders of the Corporation. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $200,000 in 1999 and 1998. Management has determined that the rental rates charged do not exceed fair market rates for this geographic area. As of September 30, 2000 and 1999, this related entity has a balance due from the Company of $613,700 and $451,600, respectively.

         From time to time, the Company has borrowed funds from various shareholders. At September 30, 2000 and 1999, a total of $401,000 and $251,000 was due to various shareholders. Interest expense incurred on this indebtedness amounted to $44,000 and $27,200 respectively in 1999 and 1998.

         Note 11.  Going Concern

         The Company has been in the development stage since its inception on September 14, 1983. To date, the Company has not begun food processing operations and has not generated revenues. The accompanying financial statements have been prepared assuming the Company will be able to operate profitably. Realization of a major portion of the assets is dependent on the Company's ability to place the microwave oven system into operation on a profitable basis, the outcome of which cannot be determined at this time. As of September 30, 2000, the Company needed to raise additional funding to complete the construction of its Baltimore plant and provide working capital to initiate operations. To date the Company has been able to raise equity capital for construction. Management's plans include an equity offering to raise additional capital. Management is of the opinion that adequate equity funding can be obtained to begin operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         Management intends to fund operations in the fourth quarter of 2000 and the first quarter of 2001 with cash on hand and cash from a line of credit the Company has obtained. If additional cash is required, the Company will obtain such cash either through conventional financing or loans from existing shareholders. Management intends to continue to limit further private sales of the Company's securities.

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

         During the fourth quarter of 2000, the Company will focus on initiating production and generating revenues. Production is expected to limited at first and the Company's facility likely will not operate at full capacity. It is anticipated that revenues will be limited as well. Nonetheless, revenue generation will be a primary focus for the last quarter of 2000 and the first quarter of 2000.

         Factors which could limit the Company's ability to operate and generate revenues include the availability of product for processing and demand for the product processed. The Company cannot control the availability of potatoes from growers, though a shortage is not anticipated for the following quarter. Also, the Company currently does not have an established base of purchasers for its processed products. Sales likely will be slow while the Company develops relationships with purchasers and the demand the Company's products develops.

         Another factor which could impact on the Company's operations is the cost of transportation of product. Rising gasoline prices will increase the costs of delivered goods. It is anticipated that such costs will impact on the entire market in which the Company will compete, though it may easier for well established competitors to absorb such increases in costs than it will be for a new entry into the market, such as the Company.

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

Dated: November 18, 2000.

                    NATIONAL FRUIT AND VEGATABLE TECHNOLOGY CORPORATION

                                     By /s/ Daniel K. Cashman
                                        ---------------------
                                            Daniel K. Cashman
                                            President