Form 10-K
period 2000-12-31
NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORP
filed 2001-04-02
CIK 815747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                     For the period ended December 31, 2000
                         Commission file number 0-25665


               NATIONAL FRUIT AND VEGETABLE TECHNOLOGY CORPORATION
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                  Nevada                                        31-1194531
         -------------------------------                  ---------------------
         (State or other jurisdiction                        (I.R.S. Employer
         of incorporation or                                Identification No.)
         organization)

         210 Water Street, Baltimore, Ohio                            43105
         -----------------------------------------------          -------------
         (Address of principal executive offices)                  (Zip Code)

Issuer's Telephone number:   (740) 862-6300
                             ---------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   Common Stock                                       N/A
   -------------------                ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
              -----------------------------------------------------
                                (Title of Class)

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: ___ $0.00 (No market for the shares of Company's Common Stock)

PART I

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

     The majority of the Company's issued and outstanding shares of common stock is owned by Emerald Industries Corp. Emerald Industries Corp. is owned by Richard J. Cashman II the Company's Chairman of the Board, and Daniel K. Cashman, the Company's President. Richard J. Cashman II and Daniel K. Cashman also are directors of the Company. Emerald Industries Corp.'s only assets are its shares of the Company's common stock. Emerald Industries Corp. is a small business as defined in Item 10(a)(1)(iv) of Regulation S-B promulgated under the Exchange Act of 1934, as amended.

         As of December 31, 2000, 86,557,200 shares of the Company's authorized shares of common stock were issued and outstanding.

         To management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceedings.

         The Company maintains offices at 210 Water Street, Baltimore, Ohio 43105. The Company substantially owns all of its equipment.

(b)      Business of the Issuer

         During the last three years, and since its inception, the Company has operated in a development stage. The Company was established to market a variety of vegetables and fruits processed with a proprietary, state-of-the-art industrial microwave oven system which the Company has developed. The Company's operations to date have focused on the development of this oven and the food processing facilities which accompany the oven. The Company currently uses a 1,000 foot oven system which represents the culmination of 15 years of research, design and development efforts. This system is designed to operate continuously, 365 days a year, and has the capacity to process a wide variety of fruit and vegetables into convenient, nutritional and economical products without the use of any additives.

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

         To date, the Company spent all of its efforts on the research and development of its processing systems, the design and installation of equipment for the treatment of the water the Company uses in its operations, and the development of marketing materials for Company's products. The Company has not operated as a commercial producer of food products as of the date of this filing.

(1)      Principal Products

         As stated above, the Company will market potato products to restaurants, fast- food restaurant chains, public school systems, hotels, colleges and universities, airlines, the military and correctional institutions. The Company's principal products will be:

         (a)      Diced potatoes either with or without skins;

         (b) Mashed potatoes in three (3) varieties--with skins, without skins and lumpy;

         (c) French fries made from potatoes in two (2) varieties--with skins and without skins;

         (d)      Sliced potatoes; and

         (e)      Baked potatoes.

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

         Among the Company's competitors are established, conventional fruit and vegetable processors with extensive product development capacity, marketing staffs and organizations, and financial resources greatly in excess of that available to the Company.
                                       -5-

Conventional fruit and vegetable processors dominate the market. Management is confident that the Company will be able to compete effectively on the basis of superior product quality and relatively low production costs attributable to the Company's highly efficient microwave oven system.

         The Company's systems for processing fruits and vegetables differs from methods generally employed by competitors in that the Company's process does not utilize transfer agents such as hot water, steam, hot oil or hot air to cook processed product. Competitors generally use traditional methods of heating fruits and vegetables such as boiling the product in water, steaming the product, heating it in convection ovens and in hot oil. The Company's oven uses microwave technology to heat the product. The Company's process allows the product to maintain almost all of its natural moisture and solid content. Accordingly, the product keeps its taste, texture, color and nutritional value, much of which is lost in conventional processing methods. While the Company believes it has developed an efficient and unique systems for cleaning, preparing and moving product through its processing facilities, it is the Company's microwave oven which sets the end product processed by the Company aside from the products of competitors.

         Management has visited and studied the major growing regions in the United States and considers the grower-packer their largest competitor. Grower-packers are the main distributors and shippers of fresh produce in the United States. Large grower- packers ship up to 5,000 truckloads of produce a year, while smaller grower- packers ship between 100 to 500 truckloads per year. The Company will compete directly with the grower-packers and add value for the consumer by greatly reducing the preparation time associated with most fruit and vegetable products.

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

         The Company will purchase a significant number of items from single suppliers-- for example, packaging supplies. While the Company believes that alternatives to these suppliers and manufacturers are readily available, the time to effect a change could adversely impact the Company's business in the short term should a change become necessary.

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

(6)      Patents, Trademarks, Licenses, etc.

         The Company intends to apply for numerous United States and International patents, trademarks and copyrights in connection with certain of its products and technology. The Company currently has no patents, trademarks or copyrights. Although these types of intellectual property protection may have value, the Company believes that other factors, such as product innovations, are of more significance in the Company's industry. The Company attempts to avoid infringing patents of others by monitoring on a regular basis patents issued with respect to food processing equipment. The Company intends to license rights in connection with the development and marketing of certain of its products. These agreements generally require the Company licensor to pay a royalty based on product sales.

         The Company believes that its proprietary information provide it with a key competitive advantage, but patent protection generally cannot be obtained for most of its processes. The Company attempts to minimize unauthorized copying of these processes by a variety of methods, however, there can be no assurance that unauthorized copying will not occur. The Company attempts, and will continue to attempt, to protect its proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and certain other persons who have access to its proprietary materials and processes, or who have licensing or research agreements with the Company.

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

(8)      Research and Development in the Last Two Years

         Management of the Company has spent the vast majority of its time and efforts during the last two (2) years on the research and development of its food processing systems and acquisition of facilities and equipment. Such research and development has focused upon the development of the Company's microwave oven, but also has included the development of conveyor systems and automation which rapidly processes raw products with a minimum of damage and loss of the products Although research and development are part of an ongoing process, management believes that the Company's research and development since the Company's inception has produced an effective fruit and vegetable processing system. Management also believes that the efforts in acquiring facilities and equipment have been successful and that the Company is ready to begin production. Actual research and development costs in 1997 were $21,700. The Company had no such costs in 1998, 1999 or 2000, though significant work was done on the development of exactly how product is processed in the Company's facilities and on installing waste water treatment equipment. ___ Cumulative research and development costs during the Company's development stage, as reflected in the Company's financial statements, total $287,000, as of December 31, 2000.

(9)      Employees

         As of December 31, 2000, the Company had eleven (17) full-time employees, one (1) part- time employee and nine (9) contract consultants. None of the Company's employees or independent contractors is subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

         (c)      Reports to Security Holders

         Prior to filing its Form 10-SB, the Company had not been required to deliver annual reports. To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.

         Prior to the filing of its Form 10-SB, the Company had not filed reports with the Securities and Exchange Commission. Now that the Company has become a reporting company, management anticipates that Forms 10K-SB, 10Q-SB and 8-K along with appropriate proxy materials will have to be filed as they come due. If the Company issues additional shares, the Company may file additional registration statements for those shares.

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


--------------------------------------------------------------------------------
ITEM 3.           DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------


(a) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company owns its 150,000 square foot plant situated on 13 acres of land in Baltimore, Ohio. The Company owns the land in fee simple title. The property is paid in full with no mortgages or liens. The one-level, open-floor system results in energy savings and reduced product damage and is easy to expand, maintain and fireproof. The ceiling, floors and walls are being brought to USDA and FDA standards for the processing of fruit and vegetables. The plant will accommodate four complete microwave oven systems, has 15 loading docks, a water system capable of delivering 2,000 gallons of water per minute, and an 8,000 square foot office space. The renovations and adaptations required to bring the Company's plant into compliance with all necessary regulations and to prepare it for production have been substantially completed.

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

         In addition to the Company's 150,000 square foot plant, it has a 2.7 million pound capacity freezer. The processing plant has new electrical work installed throughout with an additional 3,000 AMP service, new plumbing, air, steam well water and city water line, all new drains and new floors. The plant is fully automated with the newest Allan Bradley Technology.

         The 8,000 square foot office space has been remodeled with a conference room, marketing and sales rooms, employees training room, new men's and women's bathrooms, kitchen, break room and 12 offices.

         It is management's opinion that the Company's property is adequately covered by insurance.

(b)      Investment Policies

         The Company's plan of operations is focused on marketing the Company's products described in Item 1 of this Part. Accordingly, the Company has no particular policy regarding each of the following types of investments:

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


--------------------------------------------------------------------------------
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS
--------------------------------------------------------------------------------


         The company did not submit any matter to its shareholders during the last quarter of 2000.

PART II

--------------------------------------------------------------------------------
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS
--------------------------------------------------------------------------------


Market Information:

         The Company's common stock currently is not traded on any exchange. Management anticipates that once the Company has cleared all comments the Securities and Exchange Commission's staff has on the Company's Form10-SB registration statement, and the amendments to that registration statement, that the Company will ask a market maker member of the NASD to apply for quotation privileges for the Company's shares on the OTC Bulletin Board system. It is the Company's understanding that all such comments must be cleared and that the Company must be current on its filings with the Commission prior to applying for an OTCBB trading symbol. To date, the Company has not entered into any negotiations or arrangements to make a market for its common stock.

         There has been no market for the Company's stock in the last two years. Accordingly, the Company has no range of high and low bid prices for the Company's common stock to report.

Holders:

         There were approximately 1514 holders of record of the Company's common stock as of December 31, 2000.

Dividends:

         The Company never has paid cash dividends on its stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future. Options and Warrants.

         There are no outstanding options or warrants to purchase additional stock of the Company.

"Penny Stock"

         The Company's common stock is a "penny stock" as defined by the rules and regulations promulgated by the Securities and Exchange Commission. Pursuant to Section 3(a)(51)(A) of the Exchange Act of 1934, as amended, any equity security is considered to be a "penny stock" unless that security is:

         - Registered and traded on a national securities exchange meeting specified SEC criteria;

         -        authorized for quotation on NASDAQ;

         -        issued by a registered investment company;

         - excluded, on the basis of price of the issuer's net tangible assets, from the definition of the term by SEC rule; or

         -        exempted from the definition by the SEC.

         Currently, the Company's common stock does not fall within any of these non- penny stock categories.

         The Commission's rules and regulations imposed disclosure, reporting and other requirements on brokers-dealers in penny stock transactions. In summary, these requirements are as follows:

         Brokers and dealers, prior to effecting any penny stock transactions, must provide customers with a document that discloses the risks of investing in the penny stock market. Section 15(g)(2) requires such risk disclosure documents to:

         - contain a description of the nature and level of risk involved in the penny stock market;

         -        fully  describe  the  duties  of  the   broker-dealer  to  the
                  customer, and the rights and remedies available;

         - explain the nature of "bid" and "ask" prices in the penny stock market;

         - supply a toll-free telephone number to provide information on disciplinary histories;

         -
                  describe all significant terms used in the risk disclosure document.

         Also, prior to the transaction the broker-dealer must obtain from the customer a manually signed and dated written acknowledgment of receipt of the disclosure document. The broker-dealer is required to preserve a copy of the acknowledgment as part of its records.

         Brokers and dealers must disclose the bid and ask prices for penny stocks, the number of shares to which the prices apply, and the amount and description of any compensation received by the broker or dealer. Also, brokers and dealers are to provide each customer whose account contains penny stocks with a monthly statement indicating the market value of those stocks.

Recent Sales of Unregistered Securities

         On or about March 2, 1998, the Company issued 4,000 shares of its capital stock to Richard Osler in exchange for machine shop services performed by Bill Gregory. These shares were issued to Mr. Osler upon Mr. Gregory's instruction. Such services were valued at $2,000 and shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about March 2, 1998, the Company issued 17,141 shares of its capital stock to William Gregory in exchange for services he rendered in the Company's machine shop. Such services were valued at $8,574 and the shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about September 25, 1998, the Company issued 11,147 shares of its capital stock to William Gregory in exchange for services he rendered at the Company's machine shop. Such services were valued at $5,573.50 and shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about February 9, 1999, the Company issued 40,000 shares of its common stock to Lawrence R. and Arretta M. Green in exchange for sewer installation, catch basin, cement work, and well house services at the Company's operating facility. Such services were valued at $19,511 and the shares were issued at the rate of $0.50 per share. In this regard, the Green also gave the gave the Company $489.00 as additional consideration for the issuance of these shares. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. These shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. They also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On February 9, 1999, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders was a shareholder of the Company prior to the issuance of these shares and each had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                    Shares            Consideration
--------                               ---------       ------------------
Norma Jean Crew                          2,000             $ 1,000
Jack and Eleanor Crew                    2,000             $ 1,000
Curtis and Linda Crew                    4,000             $ 2,000
Tim Ashton                              40,000             $20,000
Gerogia A. Fagan and
         Leonard L. Fagan                4,000             $ 2,000
Agnes & Alfred Heydinger                23,600             $11,800
Gregory S. Freeman                       2,000             $ 1,000
Marie T. Kebe                           10,000             $ 5,000
Randall D. Powers                        2,000             $ 1,000
Michael S. Powers                        2,000             $ 1,000
James S. Pritt &
         Kellie a. Pritt                 2,000             $ 1,000
Paul & Eria Burkholder                   7,000             $ 3,500
Merle L. Reich                           5,000             $ 2,500
Roger A. Wolf                            5,000             $ 2,500


         On or about February 9, 1999, the Company issued 10,000 shares of its common stock to Henry J. Sapiano, a resident of Morriston, Ontario, Canada, in exchange for $5,000 in cash. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended. This shareholder had available to him information regarding the company's operations and financial condition and reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On February 9, 1999, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                    Shares                  Consideration
----                                    ------                  -------------
Robert E. Rausch                        20,000                     $10,000
Michael C. Miller                        5,000                     $ 2,500
Orla Fent                               10,000                     $ 5,000
Tracy & Suzanne Green                   10,000                     $ 5,000
Stephen W. Morris                       11,000                     $ 5,500
Hiram M. Thurmond                       40,000                     $20,000
Bryon & Betsy Townsend                  20,000                     $10,000
Paul B. Clark                           10,000                     $ 5,000
Lonnie & Natalie
         Wellmaker                      15,000                     $ 7,500
Thomas G. Wagner                        20,000                     $10,000
Carl & Jane Powers                      10,000                     $ 5,000
Dorothy Cotman                          10,000                     $ 5,000
David L. Malone                         10,000                     $ 5,000
Cynthia M. Ryan                         10,000                     $ 5,000
Roosevelt Bouie, Jr.                    40,000                     $20,000
James R. Baise                          10,000                     $ 5,000
Harold W. Driscoll                      20,000                     $10,000
Brertt D. Stewart & Carolyn
         Jo Stewart                     40,000                     $20,000
Steven D. Lentz & Christine
         E. Lentz                       15,000                     $ 7,500
Boyce Eugene & Florence
         Wellmaker                      10,000                     $ 5,000
Brooker Family Trust                    10,000                     $ 5,000
David P. Hilgefort                      10,000                     $ 5,000
Kyle Barrett & Amy M.
         McKinnon                       10,000                     $ 5,000
William E. Headings                     10,000                     $ 5,000
Charles Brumsted, Jr.                   20,000                     $10,000
Delbert Edward Legg II                  10,000                     $ 5,000
Wayne & Judith Morgan                   10,000                     $ 5,000

         On or about March 26, 1999, the Company issued 8,000 shares of its common stock to Davis J. Buffenbarger in exchange for $4,000 in cash. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder already was a shareholders at the time these shares were issued. He had available to him information regarding the company's operations and financial status and reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On March 26, 1999, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                        Shares            Consideration
--------                                   ---------      -------------------

Terry Ziesmer                               10,000             $ 5,000
Donald & Shirley Dietschler                 10,000             $ 5,000
Christoper G. O'Leary                       14,000             $ 7,000
Howard H. Saupp                             10,000             $ 5,000
Jane M. Ulrich                              10,000             $ 5,000
Bruce H. Waring                             10,000             $ 5,000
Richard & Nancy Smothers                    10,000             $ 5,000
Charles H. & Kaye
         H. Stengel                         10,000             $ 5,000
William F. Kraft &
         Jane M. Kraft                      25,000             $12,500
Krista & Mario Valdes
         Zamora                             10,000             $ 5,000
John S. McGranahan                          10,000             $ 5,000
Heinz Thiemens, Werner
         Thiemens & Daniel
         Muzic                              15,000             $ 7,500
Andrew G. Hyde, G Andrew
         Platt & Edwin T.
         Hyde                               15,000             $ 7,500
Anita Anne Lessard                          10,000             $ 5,000
Joel E. Kaye, M.D.                          50,000             $25,000
Sharon L. Buehrer                          100,000             $50,000

         On August 24, 1999, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders was a shareholder of the Company prior to the issuance of these shares and each had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                Shares                  Consideration
--------                           ---------             -------------------

George Ashe                          8,000                     $ 4,000
Robert P. & Mary G.
         Martino                    20,000                     $10,000
Curtis Lowden                       10,000                     $ 5,000
Brooker Family Trust                10,000                     $ 5,000
Richard A. Fraser                   10,000                     $ 5,000


Ryan & Ashley Lassiter               6,500                     $ 3,250
Jim & Sandra Lassiter               20,000                     $10,000
Stephen & Mendy Bush                 2,500                     $ 1,250
Steiner Hostetler                   10,000                     $ 5,000
Anita F. DeWeese                    10,000                     $ 5,000
Mark K. and & Bridgot K.
         Sandvik                    80,000                     $40,000
Frank J. & Bonnie
         Nelson                     20,000                     $10,000
Frank Nelson, Jr. &
         Helene Nelson              10,000                     $ 5,000
Ronald D. Snow                      10,000                     $ 5,000
Scott P. Held                        5,000                     $ 2,500
Stephen A. Held, Jr.                 5,000                     $ 2,500
Carla D. Rice & John S.
         Kiminki                    10,000                     $ 5,000
Roman Y. Yoder                      13,000                     $ 6,500
Dennis Allossery                    10,000                     $ 5,000
Frederic B. Allyn                   10,000                     $ 5,000
Paul & Gerd Christiansen            10,000                     $ 5,000
Dennis W. Headings                  10,000                     $ 5,000
William J. Mitchell                 10,000                     $ 5,000
William E. Headings                 10,000                     $ 5,000

W. Frederic Yoder                   10,000                     $ 5,000
Larry R. Youdelman                  10,000                     $ 5,000
Justin Drummond                     10,000                     $ 5,000
James W. Mitchell                   10,000                     $ 5,000
William C. & Linda
         Immerman Stoffers          10,000                     $ 5,000
Richard E. & Bette A.
         Barkdull                   10,000                     $ 5,000
Francis C. and Ida M.
         Green                       2,000                     $ 1,000
Susan G. Drummond                   50,000                     $25,000
Linda A. Seeright                   25,000                     $12,500
Kristen D. Bake                      2,000                     $ 1,000
Robert Davis                         2,000                     $ 1,000
Paul & Eria Burkholder              12,700                     $ 6,350
Daniel F. & Kathleen
         Heagey                      4,000                     $ 2,000
Gregory S. Davis                    20,000                     $10,000
Robert S. & Marcia C.
         Davis                      34,000                     $17,000
Roger E. Neff                       10,000                     $ 5,000
Orla E. Fent                        10,000                     $ 5,000
James L. Deagle                     20,000                     $10,000
LaVonne L. Deagle                   20,000                     $10,000
Christopher A. Tenaglia              5,000                     $ 2,500
John Tipton                         10,000                     $ 5,000
Darrin D. Spitzer                   10,000                     $ 5,000
James E. Mears                      10,000                     $ 5,000
Carole A. Kerl                       9,000                     $ 4,500

         On August 24, 1999, the Company issued 200,000 shares of its common stock to Stephen L. Kebe. Mr. Kebe had previously loaned the Company $100,000. Pursuant to the Company's promissory note to Mr. Kebe in this regard, Mr. Kebe had the option to accept payment under the note in shares of the Company issued at $0.50 per share. Mr. Kebe chose to accept these shares as payment of the Company's obligation to him. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Kebe had toured the Company's facilities and had available information regarding the company's operations and financial status prior to the issuance of these shares. He had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On August 24, 1999, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D.. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                    Shares            Consideration
--------                               ---------        -------------------

James G. Townsend                       20,000               $10,000
Sandra West                             30,000               $15,000
Raymond M. Rick
         Family Trust                   80,000               $40,000
Alan Oglvie                             60,000               $30,000
Marion L. & Joannie
         Veenendaal                     30,000               $15,000
Paul Marchese &Sandra
         Marchese                       10,000               $ 5,000
David L. Malone                         20,000               $10,000
Nathan E. Baderscher                    20,000               $10,000
Robert P. Bedard &
         Lori L. Bedard                 10,000               $ 5,000
Brian R. and Suzanne E.
         Tedeschi                       10,000               $ 5,000
R. Charles Lowden &
         Barbara J. Lowden              50,000               $25,000
Gerd & Paul Christiansen                10,000               $ 5,000
Mark K. And Bridgot K.
         Sandvik                        60,000               $30,000
Rachel K. Van Slooten                   10,000               $ 5,000
James E. Drake III &
         Carla E. Drake                 20,000               $10,000
Joan F.B. Goras Living
         Trust                          10,000               $ 5,000
Thomas James Parry                      10,000               $ 5,000
Brian D. Blakely & Elizabeth
         A. Blakely                     10,000               $ 5,000
Thomas M. Blum                          30,000               $15,000
Curtis E. King & Helen
         H. King                        60,000               $30,000
Milton L. Little                        25,000               $12,500
Peggy A. & R. Kent
         Rutherford                     10,000               $ 5,000
Howard Brensilver                       10,000               $ 5,000

Jim Bob Pickrell &
         Pamela G. Pickrell             12,000               $ 6,000
John R. & Sarah E. Smith                10,000               $ 5,000
Norman E. Slabaugh                       40,000              $20,000
James Gordon & Janie L.
         Haas                           20,000               $10,000
Gary E. & Carolyn Sue
         Brown                          20,000               $10,000
Margaret S. Fulmer                      20,000               $10,000
Nancy Featherstone
         Buchanan                       20,000               $10,000
John S. McGranahan                      20,000               $10,000
Ron & Gail Gordon Ober                  10,000               $ 5,000
Harold J. Ober & D'vorre
         Ober Living Trust              20,000               $10,000
Philip L. & Josann Linhoss              13,000               $ 6,500
Donald E. & Louise Uhler                10,000               $ 5,000
Steven D. & Christine E.
         Lentz                          10,000               $ 5,000
Max C. Bashore                          20,000               $10,000
A. Dean & Betty L. Stewart              10,000               $ 5,000
Carl & Amy Langorst                     20,000               $10,000
Charles M. Seeright                     25,000               $12,500
Gary L. & Sandy L.
         Swearingen                     10,000               $ 5,000
Charles H. & Kaye F.
         Stengel                        10,000               $ 5,000
Roger G. & Janet J. Ward                10,000               $ 5,000
David J. & Lisa M. Cecere               10,000               $ 5,000
Richard C. Sanzo                        10,000               $ 5,000
Timothy & Myrna Shock                   10,000               $ 5,000
George Conboy                           10,000               $ 5,000
Joe Ryan                                10,000               $ 5,000
William A. & Martha E.
         Lacy                           20,000               $10,000
Howard Brensilver                       5,000                $ 2,500
Carl Fields                             10,000               $ 5,000
Shirley M. McAuley                      10,000               $ 5,000
Michael T. McAuley                      10,000               $ 5,000
Elias N. Chotas                         10,000               $ 5,000
Margaret S. Fulmer                      20,000               $10,000
Charles R. Brumsted                     30,000               $15,000
Melvin Fields                           20,000               $10,000
Russell & Mark Williams                 10,000               $ 5,000
Dennis W. Postel                        10,000               $ 5,000
Salvatore & Theresa
         Tinnirello                     40,000               $20,000
Franklin S. Haney                       10,000               $ 5,000
Carleton G. Castle                      10,000               $ 5,000
John E. Crawford                        20,000               $10,000
Rachel Van Slooten
         & Brent Van Slooten            10,000               $ 5,000
Joe R. Charlton                         12,000               $ 6,000

         On August 24, 1999, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share and were issued to individuals who are not United States citizens and do not reside in the United States. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                    Shares            Consideration
--------                              ----------       -------------------

C. K. Merriam                           40,000               $ 20,000
Eileen Dinning                          10,000               $  5,000
Harvey Moscoe                           15,000               $  7,500
Helge K. Sandvik &
         Carol K. Sandvik               80,000               $ 40,000
Roy Kumbe Sadler & Ann
         Wagner Sadler                  50,000               $ 25,000
William & Noreen Botham                 100,000              $ 50,000
Chuck & Mary J. Goddard                 10,000               $  5,000
Robert Boake                            45,000               $ 22,500
Malcolm J. Poole                        20,000               $ 10,000
Kristopher D. Horvath &
         Bronwyn L. Davis               100,000              $ 50,000
Mark & Larisa Finkelstein               200,000              $100,000
Bruce E. Howie                          16,000               $  8,000
Murray Stroud                           14,000               $  7,000
Ron Bacchus                             12,000               $  6,000
Iraklis & Persefoni
         Hostelidis                     24,000               $ 12,000
Glen A. Reid                            10,000               $  5,000
George Adlam                            10,000               $  5,000
Gerald D. Cole                          10,000               $  5,000
Allan Teng                              10,000               $  5,000
Kevin Green                             7,000                $  3,500
Jeffery Wright                          10,000               $  5,000

Zoltan T. Szinessy                      10,000               $  5,000
Nili & Sara Stolarsky                   10,000               $  5,000
Fanny Shluper                           11,600               $  5,800
Aleksandr Kogan                         10,000               $  5,000
Diana Bykhovsky                         20,000               $ 10,000
Evgeny Kostovetsky                      10,000               $  5,000
Krikor Artinian                         10,000               $  5,000
Alexander G. MacKay                     22,000               $ 11,000
Paul E. Sedstrem                        15,000               $  7,500
Linda Caruso                            10,000               $  5,000
Gordon E. Honsey                        5,000                $  2,500
Gerardo DiMario                         5,000                $  2,500
Demetrios Koumarelas                    10,000               $  5,000
Spiro & Fonda
         Mikrogianakis                  10,000               $  5,000
Mun Yong Goh                            10,000               $  5,000
Shimkovich Mira &
         M.S. Elmaleh
         Shulamit                       10,000               $  5,000
Realest Marketing Corp.                 10,000               $  5,000
Joseph Tamburro                         10,000               $  5,000
George Koutrobis                        10,000               $  5,000
Nancy Jones                             10,000               $  5,000
William Sit                             10,000               $  5,000
Gabriel Fotiou                          10,000               $  5,000
Miryam & Alex Homutezki                 12,000               $  6,000
Peter Valjas                            40,000               $  20,00
Moon Gil Choi                           10,000               $  5,000
Douglas Clark                           25,000               $ 12,500
Naman A. & Deborah Salibi
         Family Trust                   10,000               $  5,000
Ernest & Janice Greenwood               30,000               $ 15,000
Jerry G. James                          40,000               $ 20,000

         On January 13, 2000, the Company issued 20,000 shares of its common stock to Robert H. Perrigo and issued 10,000 shares of its common stock to Wendy
P. Perrigo in exchange for a total of $15,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On January 14, 2000, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                     Shares                 Consideration
--------                               ---------               ----------------

Margaret S. Fulmer                       20,000                     $10,000
Elias N. Chotas                          10,000                     $ 5,000
Lonnie & Cassandra Fulmer                 3,000                     $ 1,500
Cesar A. Gutierrez                       10,000                     $ 5,000
Kenneth M. & Pricilla Coley              10,000                     $ 5,000

         On January 18, 2000, the Company issued 15,000 shares of its common stock to Robert S. and Marcia C. Davis in exchange for $7,500. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Each of these shareholders was a previous shareholder of the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On January 28, 2000, the Company issued 20,000 shares of its common stock to Alan Ogilvie in exchange for $10,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Ogilvie was a previous shareholder of the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On January 31, 2000, the Company issued shares of its common stock in exchange for cash the company had previously received. Such shares were issued at the rate of $0.50 per share and were issued to individuals who are not United States citizens and do not reside in the United States. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended. Listed below are the names of the shareholders and the number of shares each shareholder received in connection with the cash they gave the Company. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                             Shares          Consideration
--------                                       ----------       ----------------

Artan M & Valbona Bramo                          10,000            $ 5,000
Leviathon International Corp.                    12,000            $ 6,000
Zvika Shluper (previous shareholder)             20,400            $10,200
George Adlam      (previous shareholder)         10,000            $ 5,000
Nili & Sara Stolarsky
         (Previous shareholders)                 10,000            $ 5,000
Paul Kondakos                                    10,000            $ 5,000
Tolga & Gokhan Pakdil                            10,000            $ 5,000
Jean-Pierre Verbunt                              10,000            $ 5,000
C.K. Merriam                                    110,000            $55,000

         On or about February 4, 2000, the Company issued 10,000 shares of its common stock to Terry C. & Pamela M. Elkin in exchange for $5,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about February 5, 2000, the Company issued 10,000 shares of its common stock to Dov Hellenbrand in exchange for $5,000. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as Mr. Hellenbrand is a citizen of Canada and resides outside of the United States. Mr. Hellenbrand was a previous shareholder and had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about February 11, 2000, the Company issued 70,000 shares of its common stock to John L. Maki in exchange for $35,000 and 10,000 shares of its common stock to Tony C. & Donell C. Bendixen in exchange of $5,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial condition. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about February 18, 2000, the Company issued 10,000 shares of its common stock to Robert S. Davis, a previous shareholder, in exchange for $5,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Davis had toured the Company's facilities and had available information regarding the company's operations and financial condition. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about February 29, 2000, the Company issued 30,000 shares of its common stock to John L. Maki, a previous shareholder, in exchange for $15,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Maki had toured the Company's facilities and had available information regarding the company's operations and financial condition. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about March 9, 2000, the Company issued 10,000 shares of its common stock to Gary R. Snyder in exchange for $5,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Snyder had toured the Company's facilities and had available information regarding the company's operations and financial condition. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about March 9, 2000, the Company issued 10,000 shares of its common stock to Elaine Gensorek in exchange for $5,000. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as Ms. Gensorek is a citizens of Canada and resides outside of the United States. Ms. Gensorek had toured the Company's facilities and had available information regarding the company's operations and financial status. She also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about March 17, 2000, the Company issued 10,000 shares of its common stock to Paul A. Tracy in exchange for $5,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Tracy had toured the Company's facilities and had available information regarding the company's operations and financial condition. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about March 17, 2000, the Company issued 8,000 shares of its common stock to the Jack Crew SDIRA, a previous shareholder, in exchange for $4,000. Such shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. Mr. Snyder had toured the Company's facilities and had available information regarding the company's operations and financial condition. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about May 1, 2000, the Company issued 10,000 shares of its common stock to Louie & Tino Solarino in exchange for $5,000 and 10,000 shares of its common stock to Robert Boake, a previous shareholder, in exchange for $5,000. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as each of the following individuals are citizens of countries other than the United States and reside outside of the United States. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about May 31, 2000, the Company issued the following shares of its common stock to the following individuals in exchange for cash previously received. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as each of the following individuals are citizens of countries other than the United States and reside outside of the United States. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                        Shares         Consideration
--------                                   --------      -----------------

Domenic DiMenna                             10,000            $ 5,000
Jerome W. & Vicky Brannon                   14,000            $ 7,000
Lorenzo Merchant &
   Frederick Dryden                         18,000            $ 9,000
Vladimir and Raya Zehtser                   10,000            $ 5,000
Malcolm John Poole                          20,000            $10,000
Lawrence Patrick and
   Marilyn Achay Kirsch                     20,000            $10,000
R. W. & Darice Tiffany                      30,000            $15,000
Norman W. & Patricia B.
   Smith                                    54,000            $27,000
Billy Mark and
   Gay Lynn Cowan                           10,000            $ 5,000
John David Featherstone                     10,000            $ 5,000
Paul W. Galipeau                            50,000            $25,000
Walter E. and
   Becky M. Chidsey                         50,000            $25,000

         On or about May 31, 2000, the Company issued 400,000 shares of its common stock to James L. Deagle in exchange for $200,000 in cash. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about May 31, 2000, the Company issued 200,000 shares of its common stock to R. Charles Lowden in exchange for $100,000 in cash. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about May 31, 2000, the Company issued 12,600 shares of its capital stock to Dov Hellenbrand in exchange for engineering design consulting services at the Company's operating facility. Such services were valued at $6,300 and shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about May 31, 2000, the Company issued 12,600 shares of its capital stock to Frank Occhipinti in exchange for engineering design consulting services at the Company's operating facility. Such services were valued at $6,300 and shares were issued at the rate of $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about June 16, 2000, the Company issued 30,000 shares of its common stock to Orthowaz, a previous shareholder, in exchange for $15,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about October 16, 2000, the Company issued 130,000 shares of its common stock to Curtis C. Lowden, a previous shareholder, in exchange for $65,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about October 16, 2000, the Company issued the following shares of its common stock to the following individuals in exchange for cash previously received. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as each of the following individuals are citizens of countries other than the United States and reside outside of the United States. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                         Shares          Consideration
--------                                     ---------     -----------------

Kristopher Horvath                           40,000            $20,000
R.W. & Darice Tiffany                        20,000            $10,000
Lawrence P. & Marilyn A. Kirsch              40,000            $20,000
Paul K. Urban                                10,000            $ 5,000
Helge K. & Carol K. Sandvik                  54,000            $27,000
Sandvik Landscapes                           26,000            $13,000
Lawrence P. Kirsch                           73,000            $36,500

         On or about November 2, 2000, the Company issued 50,000 shares of its common stock to K. James Schumacher, Sr. in exchange for $25,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about November 10, 2000, the Company issued 100,000 shares of its common stock to John L. Maki, a previous shareholder, in exchange for $50,000. Such shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about November 20, 2000, the Company issued 60,000 shares of its common stock to Dennis H. and Ellyn P. Lyons, previous shareholders, in exchange for $30,000, 100,000 shares of its common stock to Frederick S. Scharar, a previous shareholder, in exchange for $50,000 and 50,000 shares of its common stock to Randy E. and Tina M. Griffin in exchange for $25,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. These shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about November 20, 2000, the Company issued the following shares of its common stock to the following individuals in exchange for cash previously received. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as each of the following individuals are citizens of countries other than the United States and reside outside of the United States. Each of these shareholders had toured the Company's facilities and had available information regarding the company's operations and financial status. Each also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

Name                                                 Shares       Consideration
--------                                           ---------    ----------------

Bradley C. & Georgia A. Stockwell                    15,000            $ 7,500
Robert H. & Brenda J. Fritz                          50,000            $25,000
George V. & Michele H. Conger                        30,000            $15,000
Russell K. & Alice P. Tanita                         10,000            $ 5,000

         On or about November 21, 2000, the Company issued 50,000 shares of its common stock to Clark K. Smith in exchange for $25,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about December 4, 2000, the Company issued 40,000 shares of its common stock to Munir Uddin Sheikh in exchange for $20,000. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as this shareholder is a citizens of Saudi Arabia and resides outside of the United States. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.

         On or about December 5, 2000, the Company issued 20,000 shares of its common stock to Malcolm J. Poole in exchange for $10,000. These shares were issued at the rate of $0.50 per share. Such shares were issued in reliance on the exemption from registration contained in Regulation S as this shareholder is a citizens of Saudi Arabia and resides outside of the United States. This shareholder had toured the Company's facilities and had available information regarding the company's operations and financial status. He also had reviewed and signed a questionnaire regarding the issuance of these shares. The questionnaire indicated that the Corporation had not registered these shares, that there is not a public market for the shares and that shares cannot be sold unless there is adequate evidence that such sale will not violate federal securities laws.


--------------------------------------------------------------------------------
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION
--------------------------------------------------------------------------------


         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Operations in 2000

         The Company experienced a major setback in its plan of operation during 2000 when it learned that the Environmental Protection Agency had expressed concerns with the waste water treatment capabilities of the facilities operated by the Village of Baltimore, Ohio. In 1997 the Company had entered into an agreement with the Village whereby the Village agreed to receive and treat 100,000 gallons of the Company's processing water per day. Indeed, the Company paid the Village an initial fee of $8,000 in this regard and agreed to pay additional fees as such water was discharged into the City's system.

         In March of 2000, the Environmental Protection Agency for the state of Ohio (the "OEPA") visited the Village and found that the Village had not met the OEPA's requirements to handle the volume of waste water generated in area surrounding the Village. The OEPA informed the Company that the Company could send only about 10% of the previously agreed upon volume of its processing waste water into the Village's treatment system. The OEPA indicated that the Company would have treat any remaining waste water itself and any treatment of such waste water would need to comply with OEPA requirements. The OEPA's decision in this regard created a situation were the Company either had to close or it had to develop adequate waste water treatment equipment for its operations.

         Accordingly, the Company's operations in the remainder of 2000 were focused on developing and constructing adequate waste water treatment processes. It took Management just under one year to complete this process at a cost of less than one million dollars. The Company's waste water treatment processes treat all the water the Company uses in the Company's systems for processing food products.

Plan of Operation in 2001

         The Company has not received revenues from operation during the two-year period immediately preceding the filing of this Form 10-KSB.

         During 2001, the Company plans to continue to focus on efforts opening its potato processing operations. The Company's product research and development programs have been completed for purposes of the next twelve months of operations. The Company's physical facilities are complete and operational and at the end of March 2001 the Company will obtained the last permit necessary to full commence operations. The Company's current permits allow operations on a limited basis.

         The Company's assets are paid for in full and the Company requires no further major capital expenditures for equipment in its processing facility.

         1.   Test Market Agreement

         In March 2001, the Company entered into a 30 day test market agreement with Golden Corral restaurant chain. The test market agreement commences April 2001. Under the terms of this agreement, the Company will produce and deliver fresh refrigerated 3/8 inch skin-on french fries for ten (10) Golden Corral restaurants. The Company estimates that it will process approximately 30,000 pounds of potatoes to meet the demands of the test market agreement. The Company estimates its costs during the term to be approximately $50,000. Such costs will include labor, utilities, insurance, raw materials, shipping, packaging materials and taxes. The Company will be able to pay for such costs with cash on hand, which currently amounts to approximately $80,000, and if necessary with draws from the Company's $500,000 line of credit. Revenue generated from sales pursuant this agreement will be used to help fund future operations. In this regard, the Company's invoices for good delivered call for payment within 30 days of receipt.

         2.   Continued Marketing and Expanded Production

         During the second quarter of 2001, management of the Company intends to expand its sales procedures and hire a sales staff. Management anticipates hiring approximately 32 individuals to serve as clerical and operations staff and eight (8) individuals to work as sales staff.

         At the same time, management anticipates expanding processing operations. Such operations will require additional personnel to work in the Company's product control laboratory and man the Company's processing and storage facilities. Management anticipates operating its facilities with a total of approximately 40 people, which includes sales, production and administrative personnel.

         The Company has set production targets for processed potatoes for each month after April and estimates its costs for each of those months as follows:

         Month              Production Target               Estimated Costs
         -----              -----------------               ---------------

         May                10,000 pounds                      $52,500
         June               20,000 pounds                      $55,000
         July               30,000 pounds                      $57,500
         August             40,000 pounds                      $60,000
         September          50,000 pounds                      $62,500
         October            60,000 pounds                      $65,000
         November           70,000 pounds                      $67,500
         December           80,000 pounds                      $70,000

         Of course, these are merely targets and estimates. Actual results likely will differ and will be influenced by the ability of the Company to effectively market its products and the acceptance of such products by purchasers in the market for these products.

         The Company estimates that it total operating costs for 2001 will be approximately $540,000. The Company will pay for such costs with cash on hand and from revenues generated from sales. To the extent it is necessary, the Company also will draw from its line of credit. Two of the Company's shareholders also have expressed a willingness to loan the Company additional funds for purposes of operations. The Company estimates such sources of financing as follows:

                  Cash on Hand                       $ 80,000
                  Line of Credit                     $500,000
                  Available Loans                    $150,000
                  Potential Revenues                 $144,000

                  Total                              $874,000

         Once the Company's facilities are in full commercial production, management believes that it can satisfy the Company's cash requirements for the next 12 months without additional funds based upon its revenues from sales.

General Corporate Operations

         1.   Annual Meeting of Shareholders

         The Company intend to hold a shareholders meeting in late April or early May of 2001. In addition to the election directors and approval the selection of the Company's independent auditors, management will seek shareholder approval for a new corporate name. For marketing purposes, management intend to change the Company's name from National Fruit and Vegetable Technology, Inc. to Fresh Vegetable Technology, Inc. The Company has secured that name and actually has used that name as part of it current marketing efforts. The Company anticipates filing proxy materials with the Securities and Exchange Commission prior to the next annual meeting.

         2.   Appointment of Transfer Agent

         Given the Company's shareholder base, management believes that the Company's interest will be better served if the Company's shareholders records are maintained by a transfer agent and registrar. In this regard, the Company has engage the services of Nevada Agency and Trust Company. Nevada Agency and Trust Company is located in Reno, Nevada and already serves as the Company's resident agent in that state.

         3.  Audit Committee

         In an effort to provide increased review of the Company's operation from the perspective of reviewing the Company's financial statement, the Company's board of directors intends to organize an audit committee comprised of board members who are not also officers or employees of the Company. The audit committee will act as a liaison between the board and the independent auditors and will annually recommend to the board the appointment of the independent auditors. The audit committee will review with the independent auditors' planning and scope of the audits of the Company's financial statements, the results of those audits and the adequacy of the Company's internal accounting controls.

         4.   Finance Committee

         The Company also intends to form a finance subcommittee of the board of directors. The finance committee will make recommendations to the full board as to compensation of senior management and will determine the executives who are to receive options and the number of shares subject to each option. The Finance Committee will meet not less than once every calendar year. The finance committee also will review any proposal for the issuance of the Company's shares of common stock. In this regard, the finance committee will not approve further issuances of the Company's shares without seeking the review of any such issuance by securities counsel for compliance with federal and state securities laws.

--------------------------------------------------------------------------------
ITEM 7.           FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Board of Directors
National Fruit and Vegetable Technology Corporation:


We have audited the accompanying balance sheets of National Fruit and Vegetable Technology Corporation (a Nevada Development Stage Corporation) as of December 31, 2000 and 1999, and the related statements of loss and accumulated deficit, shareholders' equity, and cash flows for the years then ended and for the period from September 14, 1983 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the period ended December 31, 1989 and prior periods, the Company's financial statements were audited by other auditors whose last report dated June 15, 1990, was qualified as to the Company's ability to continue as a going concern and fully realize the value of assets carried on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Fruit and Vegetable Technology Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has been in the development stage since its inception and requires additional funding to complete construction of its plant and to begin and sustain operations. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainty.


March  14, 2001                                   /s/Ickert & Company, LLC
Columbus, Ohio.                                      ----------------------
                                                     Ickert & Company, LLC

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                                 Balance Sheets
                        As of December 31, 2000 and 1999

                                                        2000              1999
                                                        ----              ----
                                     Assets
                                     ------
Current assets

      Cash                                         $    44,200       $   717,900
      Prepaid expenses                                    --               3,800


                                                        44,200           721,700

Property & equipment                                15,662,200        14,181,500
      Accumulated depreciation                        -903,500          -809,900
                                                    14,758,700        13,371,600
              Total assets                         $14,802,900       $14,093,300

                       Liabilities & Shareholders' Equity
                       ----------------------------------

Current liabilities
      Current portion of long-term debt                $    21,200   $    26,900
      Notes payable to shareholder                         400,000       400,000
      Accounts payable                                     297,600        99,900
      Accounts payable - related party                     547,800       488,000
      Accrued expenses                                     258,200       256,400
                                                         1,524,800     1,271,200

Long-term obligations
      Capital leases                                        15,900        35,100
                                                            15,900        35,100
Shareholders' equity
      Common stock                                          86,600        83,500
      Additional paid-in capital                        22,034,400    20,485,100
      Deficit accumulated during
      the development stage                             -8,858,800    -7,781,600
                                                        13,262,200    12,787,000
        Total liabilities & shareholders' equity       $14,802,900   $14,093,300

   The accompanying notes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                   Statements of Loss and Accumulated Deficit
                For the periods ended December 31, 2000 and 1999

                                                                         Cumulative
                                                                           During
                                                                         Development
                                                 2000         1999         Stage
                                              ---------      -------    ---------
Costs and expenses

      General and administrative             $  935,200   $  847,100   $6,145,000
      Depreciation and amortization              93,600      114,100    1,419,300
      Research and development                     --           --        297,100
      Loss on property disposal                    --           --        717,800
                                              ---------      -------    ---------
              Loss from operations            1,028,800      961,200    8,579,200
                                              ---------      -------    ---------
Other income (expense)
      Interest income                              --           --         83,900
      Interest expense                          -48,400      -72,400     -357,500
      Gain (loss) on sale of assets                --           --         -6,000
                                              ---------      -------    ---------
      Net loss                                1,077,200    1,033,600    8,858,800
                                              ---------      -------    ---------

Accumulated deficit -- Beginning of period    7,781,600    6,748,000         --
                                              ---------      -------    ---------
Accumulated deficit -- End of period         $8,858,800   $7,781,600   $8,858,800
                                             ==========   ==========   ==========
Loss per common share
      (Basic and fully diluted)              $    0.013   $    0.013   $     0.18
                                             ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                       Statements of Shareholders' Equity
                For the periods ended December 31, 2000 and 1999

                                                                Common Stock
                                                       (par value $ .001 per share)     Additional       Accumulated
                                                         Shares          Amount       Paid-in Capital     Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------

Stock issued at inception (September 14, 1983)         6,941,400      $    69,400      $   847,200      $         0   $   916,600

Stock issued in exchange for cash, other assets
     or expenses through November 17, 1986
     at $3.00 per share                                  709,900            7,100        2,122,700             --       2,129,800

Stock issued November 17, 1986
     six-for-one split to adjust share price
     to $ .50 per share                               38,255,500          382,600         -382,600             --               0

Adjustment to reflect change in par value
     to $ .001 per share                                    --           -413,200          413,200             --               0

Stock issued to acquire assets of
     Veg-Tec Corporation during 1986                   3,506,400            3,500          499,700             --         503,200

Stockissued in exchange for cash,
      other assets or expenses  from November
      18, 1986 through December 31, 1998 at
      $ .50 per share (net of redemptions)            29,802,300           29,800       14,870,700             --      14,900,500

Net loss through December 31, 1998                          --               --               --         -6,748,000    -6,748,000

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                             79,215,500           79,200       18,370,900       -6,748,000    11,702,100
------------------------------------------------------------------------------------------------------------------------------------

Stocks redeemed for cash                                 -80,000             -100          -39,900             --         -40,000
Stock issued in exchange for cash during 1999
     at $ .50 per share                                4,286,900            4,300        2,139,100             --       2,143,400
Stock issued in exchange for
     assets or expenses during 1999
     at $ .50 per share                                   30,000              100           15,000             --          15,100

Net loss for the year ended December 31, 1999               --               --               --         -1,033,600    -1,033,600

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                             83,452,400           83,500       20,485,100       -7,781,600     12,787,000
------------------------------------------------------------------------------------------------------------------------------------

Stocks redeemed for cash                                 -70,000             -100          -34,900             --         -35,000
Stock issued in exchange for cash during 2000
     at $ .50 per share                                2,599,400            2,600        1,297,100             --       1,299,700
Stock issued in exchange for
     assets or expenses during 2000
     at $ .50 per share                                  575,400              600          287,100             --         287,700

Net loss for the year ended December 31, 2000               --               --               --         -1,077,200    -1,077,200

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                             86,557,200      $    86,600      $22,034,400      $-8,858,800   $13,262,200
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                            Statements of Cash Flows
                For the periods ended December 31, 2000 and 1999

                                                                                                                   Cumulative
                                                                                                                     During
                                                                                                                   Development
                                                                              2000                1999                Stage
                                                                              ----                ----                -----
     Cash flows from operating activities
          Net loss                                                     $    -1,077,200     $    -1,033,600     $     -8,858,800
          Adjustments to reconcile net loss to net cash
               used in operating activities:
                  Depreciation and amortization                                 93,600             114,100            1,419,300
                  Loss on sale of equipment                                     --                   --                   6,000
                  Loss on property disposal                                     --                   --                 717,800
                  Common stock issued for operating expenses                    60,400              25,000              371,500
                  Sources (uses) of cash from change in:
                      Deposits                                                   3,800               --                    --
                      Accounts payable                                         197,700             -30,800              297,600
                      Accounts payable - related party                          90,000             155,500              578,000
                      Accrued expenses                                           1,800              53,200              189,000
                      Other                                                     --                   1,700               53,500


             Net cash used in operating activities                            -629,900            -714,900           -5,226,100

     Cash flows  from investing activities

          Purchases of property and equipment                               -1,253,400            -979,400          -13,280,800
          Sale of property and equipment                                        --                   --                 219,200


             Net cash used in investing activities                          -1,253,400            -979,400          -13,061,600

     Cash flows from financing activities

          Proceeds from issuance of long-term debt                              --                   --               1,112,100
          Principal payments on long-term debt                                  -1,000              -9,000             -691,000
          Proceeds from notes payable to shareholder                            --                 125,000              650,000
          Principal payments on notes payable to shareholder                   -30,200             -50,000             -205,200
          Proceeds from capital leases                                          --                   --                  90,700
          Principal payments on capital leases                                 -23,900             -22,000             -188,000
          Proceeds from issuance of common stock                             1,299,700           2,058,500           17,884,800
          Redemption of common stock                                           -35,000             -40,000             -321,500


             Net cash provided by financing activities                       1,209,600           2,062,500           18,331,900

     Increase (decrease) in cash                                              -673,700             368,200               44,200

     Cash -- Beginning of period                                               717,900             349,700                 --


     Cash -- End of period                                             $        44,200     $       717,900     $         44,200


   The accompanying notes are an integral part of these financial statements.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         Note 1.  Business Organization


         National Fruit and Vegetable Technology Corporation (Company) was incorporated in Nevada in December, 1986. The Company was formed to develop a high-speed, high-powered microwave oven capable of processing fruits and vegetables. The Company's products will be sold to customers in both wholesale food processing and the food service industries. Initially, the Company intends to process diced and french fried potatoes. The Company has not begun food processing operations as of the date of these financial statements and has not generated any revenues from food processing operations.


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
                                                          ===============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         The Company has as the heart of its plant, an industrial microwave oven system that is the culmination of fifteen years of research and development. This oven technology has been integrated into an automated food processing system with mass production capabilities, and it represents a major technological innovation in the food processing industry.


         It is this new technology, which the Company believes will allow food products to retain their original nutritional values, along with their natural taste, texture and color. This new process is expected to be highly cost effective while improving the quality of processed food products.


         From January, 1999 until March, 2000, the Company has made great progress towards the successful initiation of operations. The Company has been testing and refining the production process and product flow to ensure all equipment is properly synchronized. The nearly completed system has been modernized and automated in every aspect of its operation.


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

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

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


         Supplemental cash flow disclosures -- The Company paid $4,400 and $47,400 for interest in 2000 and 1999, respectively.


         The Company acquired $227,200 of property and equipment in 2000 and $31,500 in 1999 in exchange for stock. The assets were acquired at normal fair market values with shares exchanged at the rate of $0.50 per share.


         During 1999, the Company issued 50,000 common shares in payment of interest on a loan from a shareholder.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         Note 4.  Property and Equipment


         As of December 31, 2000 and 1999, property and equipment can be summarized as follows on a restated basis:


                                                        Construction
                                     In Service          in Progress            Total                  Total
                                     at 12/31/00         at 12/31/00         at 12/31/00            at 12/31/99
                                   ----------------   ------------------  ------------------     ------------------
    Land                        $          257,300 $          -         $           257,300   $            222,800
    Buildings                              125,000            2,810,000           2,935,000              2,840,100
    Microwave oven                        -                   1,390,000           1,390,000              1,020,900
    Processing equipment                  -                   8,310,800           8,310,800              7,377,500
    Machinery                              895,000            1,083,100           1,978,100              1,947,800
    Furniture & fixtures                    79,900            -                      79,900                 61,300
    Vehicles                               145,500              565,600             711,100                711,100
                                   ----------------   ------------------  ------------------     ------------------
                                         1,502,700           14,159,500          15,662,200             14,181,500
                                   ----------------   ------------------  ------------------     ------------------
    Depreciation                         (903,500)            -                   (903,500)              (809,900)
                                   ----------------   ------------------  ------------------     ------------------
                                $          599,200 $         14,159,500 $        14,758,700   $         13,371,600
                                   ================   ==================  ==================     ==================

         The plant is located in Baltimore, Ohio, and is under construction at December 31, 2000. For financial reporting purposes, depreciation is computed using the straight-line method over the useful lives of the assets. Useful lives generally range from three to ten years. For income tax purposes, depreciation will be provided using MACRS and straight-line methods.


         The plant and assets to be utilized in food processing are considered to be construction in progress as enhancements continue to be made to prepare the plant and equipment for its intended purpose. The plant and equipment are expected to be completed at the end of the first quarter in 2001, with production beginning in the second quarter of 2001. Upon the initiation of food processing operations, the plant and equipment will be considered to be in service and will be depreciated over the expected useful lives.


         During 2000, $194,200 of food processing equipment and $33,000 of land improvements were acquired in exchange for common shares of the Company issued at the rate of $0.50 per share. In 1999, 63,022 shares were issued in exchange for land improvements made valued at $31,500. All other assets additions and enhancements in 2000 and 1999 reflect cash transactions.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         Note 5.  Line of credit


         The Company has a $500,000 revolving credit facility with Fifth Third Bank. Principal is due and payable on June 21, 2001. Interest is due and payable monthly at prime rate plus 1%. The note is collateralized by all inventories and accounts receivables. At December 31, 2000, no balance was outstanding under the credit facility.


         Note 6.  Long-term debt


         Long-term debt consisted of a note due April, 2000. As of December 31, 2000, a balance of $2,000 remained on this note which is classified as current and treated as a demand note. The note had no stated interest rate.


         Note 7.  Notes Payable to Shareholders


         The Company had a series of notes payable to a shareholder that matured from May 1999, through November 2000 that totaled $400,000.


         The shareholder notes are all unsecured and bear interest at the rate of 11%. A $50,000 note due May, 1999, is personally guaranteed by the officers of the Company. Interest expense related to these notes totaled $44,000 in 2000 and 1999. Interest is to be paid to the shareholder with common stock of the Company at the rate of $.50 per share. As of December 31, 2000, interest expense has been accrued but the shares have yet to be issued.


         Under the terms of each note, the shareholder may choose to take principal payments in cash or 50% in cash and 50% in the Company's common stock. If the stock payment option were chosen for the entire amount payable, the shareholder would receive $200,000 in cash and 400,000 shares of common stock.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         Note 8.  Accounting for Income Taxes


         The  Company  has  incurred  tax  net   operating   losses  during  its
         development period of approximately $8,900,000. No tax benefit for those losses has been recorded in the accompanying financial statements, as the Company's history of operating losses make it uncertain that the benefit will ultimately be recognized. This method of accounting for income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


         Note 9.  Capital Leases


         The Company leases equipment under lease agreements expiring on various dates through 2003. The leases are capital leases with the Company owning the assets outright at the end of the lease terms.


         At December 31, 2000, future minimum lease payments for all leases were as follows:

           2001                                             $         21,300
           2002                                                       14,100
           2003                                                        2,600
          Thereafter                                                 -
                                                               --------------
               Total minimum lease payments                           38,000
           Less: interest portion                                    (2,900)
                                                               --------------
           Present value of net minimum lease payments                35,100
           Less: current portion                                    (19,200)
                                                               --------------
             Net long-term lease liability                  $         15,900
                                                               ==============


                  At December 31, 2000, assets under capital leases were as follows:


         Food processing equipment                         $         54,400
         Machinery and equipment                                     74,000
                                                               --------------
         Less: Accumulated depreciation                             (47,600)
                                                               --------------
         Net assets under capital lease                    $         80,800
                                                               ==============

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         Note 10.  Related Party Transactions


         The Company rents a storage facility owned by an entity controlled by the officers and principal shareholders of the Corporation. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $90,000 and $200,000, respectively in 2000 and 1999. Management has determined that the rental rates charged are below fair market rates for this geographic area. No amounts have been paid on this lease agreement and a balance of $547,800 and $488,000 was due to the related entity for December 31, 2000 and 1999, respectively. The related party has agreed to not seek payment for this liability until the Company has achieved profitable operations.


         From time to time, the Company has borrowed funds from various shareholders. At December 31, 2000 and 1999, a total of $402,000 and $403,000 was due to various shareholders. Interest expense incurred on this indebtedness amounted to $44,000 in 2000 and 1999.


         Note 11.  Employee Benefit Plan


         During 2000,  the Company set up a 401(k)  salary  reduction  plan (the
         Plan) covering all qualified employees. The Plan allows the participants to contribute up to the maximum percentage of their gross earnings not to exceed the limits of the Code. The Plan also provides that the Company can match up to 6% of the participants compensation. The Company's contribution is determined at the discretion of the Company's Board of Directors.


         Note 12.  Going Concern


         The Company has been in the development stage since its inception on September 14, 1983. To date, the Company has not begun food processing operations and has not generated revenues. The accompanying financial statements have been prepared assuming the Company will be able to continue to operate as a going concern. As of December 31, 2000, the Company needed to raise additional funding to complete the construction of its Baltimore plant and provide working capital to initiate operations. To date the Company has been able to raise equity and debt capital for the construction and testing of the plant and food processing equipment. Management is of the opinion that adequate funding can and will be obtained to begin operations. There can be no assurance that sufficient funding will be obtained or that, if obtained, the plant will be able to achieve a profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               National Fruit and Vegetable Technology Corporation
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                        As of December 31, 2000 and 1999

         As indicated in Note 4, the expected completion of the plant is the end of the first quarter of 2001. A line of credit has been negotiated to provide the Company funding upon the initiation of operations which are anticipated to begin in the second quarter of 2001. Management believes sufficient sources of private and financial institution debt financing are available to facilitate the initiation of operations and support those operations until the Company is able to reach profitable production levels.


         Note 13.  Reclassifications


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


PART III


--------------------------------------------------------------------------------
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT
--------------------------------------------------------------------------------


(a)      Directors and Executive Officers

         As of March 28, 2001, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                           Period Served As
Name                      Age          Position            Officer/Director*
--------                 -----       --------------       ---------------------

Richard J. Cashman II      50        Chairman of the       9-10-86 to present
                                      Board

Daniel K. Cashman          40        President and         9-10-86 to present
                                     Director

Mitch Adams                42        Vice President        9-20-96 to present
                                     Of Engineering
                                     and Director

Tom Ranier                 46        Secretary,           12-19-86 to present
                                     Treasurer and
                                     Director

Tom Heilman                46        Director              9-20-96 to present

Doug Katterhenry           58        Director              9-20-96 to present

                                  (Continued)
                                                           Period Served As
Name                      Age          Position            Officer/Director*
--------                 -----       --------------       ---------------------


Patrick D. Maguire         49        Director        1992 to present

Clifton K. Merriam         56        Director        1992 to present

Frank Moauro               77        Director        1986 to present

Dr. Harold Rinehart        60        Director        1986 to present

Philip Risinger            64        Director        9-20-96 to present

Lawrence Green             72        Director        9-20-96 to present

James L. Deagle            65        Director        February 2001 to present

*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         Richard J. Cashman II, age 50, is the Chairman of the Board and a Director of National Fruit and Vegetable Technology Corporation. Mr. Cashman attended Ohio State University in English, accounting and food science engineering. Mr. Cashman has been involved for the past 18 years in the research and development of the Company's food processing plant. He is the C.E.O. of Platinum Industries, Ltd., an industrial real estate holding company. He was a certified professional plant manager in 1996. He is the former President of Steel Parts Manufacturing, Inc., a manufacturer of U.S. Military parts from 1980 through 1985. He has developed a solid foundation of knowledge and expertise in plant operation and pioneered various new inventions for the newly emerging fresh potato processing industry.

         Daniel K. Cashman, age 40, is the President and a Director of National Fruit and Vegetable Technology Corporation. He attended Florida State University in Biological Science, University of Florida in Organic Chemistry, Ohio State in Biochemistry and University of California in Electro Magnetic Engineering. Mr. Cashman has been involved for the past ten (10) years in the research and development in high powered microwave energy to develop a new cooking system, using 915 MHz frequency, with the goal of producing fruits and vegetables of superior taste, texture, color and higher in nutritional value. He has been instrumental in the engineering, designing and building of the Company's food processing plant with freezer and a 1,000 foot long microwave oven system. The plant is fully automated with state-of-the-art food processing equipment. Mr. Cashman is also the President and Director of Platinum Industries, Ltd., a real estate holding company, manages 23 full-time employees and sub-contractors, reviews all corporate and executive decisions made by the Company, including those for construction, equipment, personnel and technology. His goal for the Company is to dominate North America's fresh food market with the Company's new potato products.

         Tom Ranier, age 46, is the Secretary, Treasurer and a Director of National Fruit and Vegetable Technology Corporation. Mr. Ranier earned a B.A. in Business Administration, Industrial Management and Management Science from Franklin University in 1981. He is employed at Watkins Printing of Columbus, Ohio. From 1985 to the present, he was the co-owner and President of Vision Printing, Inc. and Franklin Printing, Inc. also of Columbus, Ohio. Mr. Rainier is also the President and owner of Unique Industries, Inc., a sales consulting firm. From 1981 to 1984, he was a Key Accounts Representative and Sales and Marketing Director for Copco Papers, Inc. Of Columbus, Ohio.

         Mitch Adams, age 42, is Vice President of Engineering and a Director of National Fruit and Vegetable Technology Corporation. Mr. Adams attend O.I.T. in electronics and Bliss College in business finance. In 1985 he was involved in the process control for Pepsi and in 1998 he was involved in the process control for Anheuser-Busch. He is the C.E.O. and C.F.O. of Adams & Lorimer dba World Gym Health & Fitness, C.E.O. and C.F.O. for Adams & Ellison in the business of industrial controls. He manages employees and sub-contractors and reviews executive decisions, including equipment layout and process control for the Company.

         Lawrence Green, age 72, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Green has been involved in the development of land for residential lots and is the owner of commercial buildings which he maintains. Mr. Green is also a builder and maintained the storm sewer and drainage lines for the Company. He is now retired except for his own maintenance work on his buildings. Served on National Missionary Board of Church of God with offices in Anderson, Indiana.

         Tom Heilman, age 46, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Heilman is currently President of Continental Equities, Inc. He is a licensed broker/dealer. He owns and manages commercial and residential properties through Columbus and Central Ohio. He also raises equity for private placements, consulting, mergers and acquisitions.

         Doug Katterhenry, age 58, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Katterhenry has a background in new production introduction and was a product engineer for Lucent Technologies.

         Patrick D. Maguire, age 49, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Maguire has a B.A. from Wittenberg University in 1973 and a J.D. from Ohio Northern University in 1976. Mr. Maguire serves as a managing partner with the law firm of Maguire & Schneider in Columbus, Ohio. Previously he worked as Assistant County Prosecutor of Franklin County and with a number of Columbus law firms over the past 20 years.

         Clifton K. Merriam, age 56, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Merriam has been involved with marketing and sales during the past 26 years. He currently serves with Family Trust Real Estate in Ontario, Canada.

         Frank Moauro, age 77, is a Director of National Fruit and Vegetable Technology Corporation. From 1970 to the present he has been co-owner of Moauro Farms Limited of Leamington, Ontario, a fruit and vegetable farming enterprise. He is also in the Standardbred horse business. From 1980 to the present, Mr. Moauro has been President of Glenriver Investments, a vegetable greenhouse plant. He has over 36 years experience in fruit and vegetable farming, management and sales.

         Dr. Harold Rinehart, age 60, is a Director of National Fruit and Vegetable Technology Corporation. Dr. Rinehart graduated from the National College of Chiropractic on 1963. From 1963 to the present, Dr. Rinehart has been a practicing chiropractor in Loudonville, Ohio. He is also the former President and owner of the Weight Loss and Control Center in Loudonville and the former owner and President of the H.G. Rinehart Company, a Columbus, Ohio brokerage firm.

         Philip Risinger, age 64, is a Director of National Fruit and Vegetable Technology Corporation. Mr. Risinger is a retired Plant Manager for Oliver Rubber Company's Paris, Texas plant.

         James L. Deagle, age 65, is Director of the Company. During the last five years, Mr. Deagle primarily has been involved in the business of purchasing and developing real estate.

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

--------------------------------------------------------------------------------
ITEM 10.          EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


         The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998 to the Company's officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended December 31, 2000, 1999, and 1998:


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
Richard J. Cashman II
Chairman of                2000    $36,000  $ None  $ None    $ None     None         None         None
the Board                  1999    $40,000  $ None  $ None    $ None     None         None         None
                           1998    $29,000  $ None  $ None    $ None     None         None         None

Daniel K. Cashman
President and              2000    $23,800  $ None  $ None    $ None     None         None         None
Director                   1999    $24,000  $ None  $ None    $ None     None         None         None
                           1998    $20,500  $ None  $ None    $ None     None         None         None

Tom Ranier
Secretary,Asst.            2000    $6,000   $ None  $ None    $ None     None         None         None
Treasurer                  1999    $6,000   $ None  $ None    $ none     None         None         None
and Director               1998    $4,470   $ None  $ None    $ None     None         None         None


                                                 Summary Compensation Table (Continued)
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

Mitch Adams
Vice President             2000    $36,000  $ None  $ None    $ None     None         None         None
Engineering                1999    $40,000  $ None  $ None    $ none     None         None         None
and Director               1998    $24,645  $ None  $ None    $ None     None         None         None

Lawrence Green
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ None     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Tom Heilman
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ none     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Doug Katterhenry
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ None     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Pat Maguire
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ none     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Clifton K. Merriam
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ none     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Frank Moauro
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ None     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Dr. Harold Rinehart
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ none     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

Philip Risinger
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ none     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None

James L. Deagle
Director                   2000    $ None   $ None  $ None    $ None     None         None         None
                           1999    $ None   $ None  $ None    $ none     None         None         None
                           1998    $ None   $ None  $ None    $ None     None         None         None


--------------------------------------------------------------------------------
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
--------------------------------------------------------------------------------


(a)      Security Ownership of Certain beneficial Owners:

         The following information sets forth certain information as of December 31, 2000 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:


                             (2)
(1)                 Name and Address                               (3)                        (4)
Title               of Beneficial                        Amount and Nature of            Percent of
of Class            Owner                                Beneficial Ownership            Class
----------          -----------------------         ---------------------------        -------------

Common            Emerald Industries Corporation1          38,459,980                      44%
                  210 Water Street
                  Baltimore, Ohio  43105

(b)      Security Ownership of Management:

                                  (2)
(1)                 Name and Address                               (3)                        (4)
Title               of Beneficial                      Amount and Nature of              Percent of
of Class            Owner                              Beneficial Ownership              Class
----------          -----------------------         ---------------------------        -------------

Common            Richard J. Cashman                      38,459,9802                      44%
                  210 Water Street
                  Baltimore, Ohio   43105


-----------------------

         1 Richard J. Cashman II, Chairman of the Board and a Director, and Daniel K. Cashman, President and a Director are the owners of the majority of shares of Emerald Industries Corporation.

         2 Such shares are beneficially owned by Richard J. Cashman II through his ownership and control of Emerald Industries Corporation. Emerald Industries Corporation is the owner of record of all 38,459,980 shares.

                           (Continued)

                             (2)
(1)                 Name and Address                               (3)                        (4)
Title               of Beneficial                        Amount and Nature of            Percent of
of Class            Owner                                Beneficial Ownership            Class
----------          -----------------------         ---------------------------        -------------


Common            Daniel K. Cashman                       38,459,9803                        44%
                  210 Water Street
                  Baltimore, Ohio   43105

Common            Mitch Adams                                  70,000                     Less than 1%
                  5607 Tara Hill Drive
                  Dublin, OH   43017

Common            Lawrence Green                              488,000                     Less than 1%
                  120 Tuttle Rd.
                  Springfield, OH   45503

Common            Tom Heilman                                  50,000                     Less than 1%
                           130 So. Columbia
                  Columbus, OH 43209

Common            Doug Katterhenry                            130,000                     Less than 1%
                  6464 Old Church Way
                  Reynoldsburg, OH 43068

Common            Pat Maguire                                  65,000                      Less than 1%
                  6043 Wilton House Ct.
                  New Albany, OH 43054

Common            Kip Merriam                                 270,000                      Less than 1%
                  556 Oakwood Drive
                  Pickering, Ontario CANADA L1X 2M7

Common            Frank Moauro                              1,114,730                              1.3%
                  377 Talbot Street
                  W. Leamington, Ontario CANADA N8H 4H3

Common            Tom Rainier                                 143,000                       Less than 1%
                  223 Via Napoli
                  Naples, FL   34105

--------------------
         3 Such shares are beneficially owned by Daniel K. Cashman through his ownership and control of Emerald Industries Corporation. Emerald Industries Corporation is the owner of record of all 38,459,980 shares. These are the same shares beneficially owned by Richard J. Cashman through his ownership and control of Emerald Industries Corporation.

                           (Continued)

                             (2)
(1)                 Name and Address                               (3)                        (4)
Title               of Beneficial                        Amount and Nature of            Percent of
of Class            Owner                                Beneficial Ownership            Class
----------          -----------------------         ---------------------------        -------------


Common            Dr. Harold Rinehart                         200,000            Less than 1%
                  1143 County Road 2256
                  Perrysville, OH    44875

Common            Philip Risinger                             100,200            Less than 1%
                  Rt. 9, Box 406
                  Paris, TX   75462

Common            James L. Deagle                             620,000            Less than 1%


                  All Directors and                        41,710,910               48%
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

         The Company purchased food processing equipment salvaged from property owned by a corporation owned by the officers and principal shareholders of the Company, Richard J. Cashman II and Daniel K. Cashman. There were no purchases in 2000. Management and the Company's Board of Directors have determined that the equipment was sold to the Company at a price that does not exceed fair market value.

         The Company rents a storage facility owned by the officers and principal shareholders of the Company, Richard J Cashman II and Daniel K. Cashman. The lease arrangement is renewable on an annual basis. Rent expense for the facility was $90,0000 in 2000 and $200,000 in 1999. Management has determined that these rental rates are below fair market rates for this geographic area. No amounts have been paid on this lease agreement and the due on the lease T the end of 2000 and 1999 was $547,800 and $488,000, respectively.

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

         On October 9, 1998, Lawrence R. Green and Arretta M. Green loaned the Company $50,000. Lawrence R. Green and Arretta M. Green are shareholders of the Company. In exchange for the loan, the Company executed a Promissory Note in the amount of $50,000 with an interest rate of 11% per annum, ___ compounded semi-annually. The Note is for a period of 12 months and is payable on October 9, 1999. In addition, Lawrence R. Green and Arretta M. Green have the option of accepting $25,000 plus 50,000 shares of the Company's capital stock as payment of the Note.

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

         The balance of principal and interest due on the notes to the Green as of December 31, 20000 is summarized as follows:

                                           Principal       Accrued Interest
                                           ---------       ----------------

   Note payable due May, 1999            $  50,000           $   30,815
   Note payable due May, 1999               100,000             34,375
   Note payable due October, 1999           50,000              17,645
   Note payable due October, 1999           50,000              13,050
   Note payable February, 2000              50,000              12,250
   Note payable November, 2000              100,000             23,750

   Totals                                $  400,000          $ 131,885

         On or about May 30, 2000, the board of directors approved a future issuance of approximately 12,756,900 shares of its common stock to Richard Cashman and Daniel Cashman, the Company's Chairman of the Board and President, respectively, for past services rendered to the Company and to secure their future services. Richard Cashman and Daniel Cashman abstained from the vote of the Board. Such shares have not yet been issued. The company is considering seeking shareholder approval of this issuance prior to completing the same. If such shares are issued they will be issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificates representing such shares will bear restrictive legends regarding any sale of such shares and as officers, directors these individuals are aware that any resale of such shares will be restricted and may occur only with compliance with applicable securities laws, including Rule 144.

--------------------------------------------------------------------------------
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


         The company did not filed any reports on Form 8-K during the last year.

Assigned Number            Description
----------------------     --------------

         (2) Plan of acquisition, reorganization, arrangement, liquid, or succession: None

         (3)(ii) By-laws of the Company: Filed with the Company's Form 10-SB on March 29, 1999.

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

         (16)              Letter on change in certifying accountant:   None

         (21)              Subsidiaries of the registrant:   None

         (24)              Power of Attorney:   None

         (99)              Additional Exhibits:   None

-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2001.

                                  NATIONAL FRUIT AND VEGETABLE
                                  TECHNOLOGY, INC.

                                  By /s/ Daniel K. Cashman
                                     ---------------------
                                          Daniel K. Cashman
                                          President